Form 10KSB
period 1996-08-31
MAR VENTURES INC
filed 1996-11-26
CIK 1016289

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB

(Mark One)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required for the fiscal year ended August 31, 1996.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to_______

Commission File Number: 0-20879

                               MAR VENTURES, INC.
                 (Name of small business issuer in its charter)
           Delaware                                  95-4580642
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

16661 Ventura Boulevard Suite 224
Encino, California                                      91436
Address of principal executive offices)              (Zip Code)

Issuer's Telephone Number:  (818) 784-0040

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 Per Share.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year:  $14,882

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1996, was $-0-, based upon the lack of any public market for such shares as of such date.

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of August 31, 1996, was 480,000.

Documents incorporated by reference:  None.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


PART I
                                                                         PAGE
Item 1.   Description of Business.                                          3

Item 2.   Description of Property.                                          7

Item 3.   Legal Proceedings.                                                8

Item 4.   Submission of Matters to a Vote of Security Holders.              8

PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.                                              8

Item 6.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation.                                   8

Item 7.   Financial Statements.                                            10

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                             20

PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons: Compliance with Section 16(a) of the Exchange Act.      20

Item 10.  Executive Compensation.                                          21

Item 11.  Security Ownership of Certain Beneficial Owners.                 21

Item 12.  Certain Relationships and Related Transactions.                  22

Item 13.  Exhibits and Reports on Form 8-K                                 22

Item 14   Signatures                                                       23

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS


BACKGROUND

     Mar Ventures Inc., a Delaware corporation, was incorporated under the laws of the State of Delaware on March 27, 1996, as a wholly owned subsidiary of Bexy Communications, Inc., a Delaware corporation ("Bexy"). On April 16, 1996, Bexy contributed all of Bexy's operating assets to Mar Ventures pursuant to an Asset Transfer Assignment and Assumption Agreement, (including the assets and liabilities associated with the health information activities of Bexy) in exchange for 452,000 shares of Mar Ventures Common Stock. These assets included: furniture and fixtures, accounts receivable, program inventory, cash and other assets, for a total of approximately $110,000. Liabilities of approximately $84,000 were assumed by Mar Ventures in connection with the Assignment Agreement.

     At a special meeting held on July 2, 1996, the stockholders of Bexy approved a Plan of Reorganization as set forth in an Agreement and Plan of Reorganization dated as of April 16, 1996. Pursuant to the Reorganization, and following all regulatory approval, the outstanding capital stock of Mar Ventures was distributed to the stockholders of record of Bexy as of July 2, 1996. Each Bexy stockholder received one share of Mar Ventures for every four shares of Bexy, held on the record date.

     As of August 31, 1996, there was no public market for the Company's stock. Following the distribution of its shares to the Bexy stockholders, the Company applied for listing on the NASD's Bulletin Board system.

CURRENT ACTIVITIES AND PROPOSED BUSINESS ACTIVITIES

     The current core business of Mar Ventures, which is a continuation of the business of Bexy, is the production and marketing of traditional television programming, exploiting its current film library, as well as creating and distributing health-themed information for the general public through print and electronic media.

     Film Library

     The film library currently being marketed by the Company includes:

     (1) "FEELIN' GREAT," distribution rights to a weekly half hour television series hosted by former "Dynasty" star John James. This twenty six episode magazine style series helps viewers make personal lifestyle choices with timely up-to-date information.

     (2) "HEARTSTOPPERS -- HORROR AT THE MOVIES," a two hour made for television tribute to the horror film genre hosted by George Hamilton. "Heartstoppers" was produced in 1993 and showcases the best horror films from Hollywood and around the world, from the early days of motion pictures to the special effects of today's graphic and thrilling horror motion pictures. "Heartstoppers" is currently being distributed in the United
States by MG Perin, Inc. and internationally by International Entertainment Incorporated ("IEI"). It is a seasonal program aimed at the October/Halloween season, and marketing efforts for "Heartstoppers" focus primarily on Japan, Australia, parts of Europe and Latin America. "Heartstoppers" aired in the United States and several foreign countries in October 1993, and was recently licensed to the Sci-Fi cable network.

     (3) "IT'S A WONDERFUL LIFE -- A PERSONAL REMEMBRANCE," a tribute by Frank Capra Jr. to his father. Mr. Capra's tribute is in color and is approximately 15 minutes in length. The black-and-white version of "It's A Wonderful Life" follows the tribute. In 1992 the program was licensed for a period of ten years to The Walt Disney Company's Disney Channel. The program is now being distributed throughout the world by IEI. IEI has licensed the program in approximately 17 countries, including Mexico, Spain, Sweden, England, Germany and Greece. Again, the film and tribute are also seasonal programming and are marketed accordingly. The home video rights for "It's A Wonderful Life -- A Personal Remembrance" have been licensed to Republic Pictures.

     (4) "CHRISTMAS AT THE MOVIES," a one hour special/tribute to classic Christmas films co-owned and co-produced by Bexy in 1990 hosted by Gene Kelly. All American Communications, Inc. ("AAC") is the co-producer and distributor for this program. This special incorporates clips from such classic Christmas motion pictures such as "It's A Wonderful Life," "Santa Claus, The Movie," "When Harry Met Sally," "The Bells of Saint Mary's," "Meet John Doe," and "A Christmas Carol," to name but a few. As with Heartstoppers and It's A Wonderful Life, this special is focused upon a particular season of the year and is marketed accordingly. In addition to distributing the special in the United States, AAC has also licensed the special in 18 foreign countries, including Canada, the United Kingdom, New Zealand and the Philippines, as well as parts of Europe and South East Asia.

     Although Mar Ventures will continue to market the film library acquired from Bexy, management does not anticipate generating significant revenues as a result of this activity.

     Management intends to continue the above activities while seeking additional opportunities in the entertainment industry, and to attempt to expand its existing film library through the acquisition of additional television programing.

     The Television Market

     GENERAL. The United States television production/distribution industry serves the largest television programming market in the world, consisting of the major broadcast networks and their affiliated stations, the independent commercial television stations, and cable television. Expanding foreign broadcasting and cable television markets increases the range of opportunities for the distribution of U.S.-produced television programming and the licensing of U.S. program format rights.

     DOMESTIC MARKET STRUCTURE. There are three principal modes of distribution serving the United States television market:

     (1) the traditional commercial broadcast networks (ABC, CBS and NBC) and Fox Broadcasting;

     (2)  independent commercial television stations; and

     (3)  cable, both advertiser-supported and subscriber-supported.

     The long-established broadcast networks dominate the market, distributing their programs through stations that are either network-owned and operated or simply affiliated with the network, the latter numbering roughly 600 in the aggregate. By contrast, stations affiliated with the more recently formed Fox network number about 130. Network affiliates "clear" (i.e. accept for broadcast) network-supplied programming and national commercials, in return for which they receive payments from the networks. By providing the affiliates with about two-thirds of their program schedule, thereby lowering the cost of station operation, network affiliation can be a lucrative arrangement for such stations. In turn, the network receives the benefit of being able to reach, via its affiliates, virtually all of the significant television markets in the U.S.

     The approximately 215 independent commercial television stations acquire programming for their broadcast schedules through syndicated distribution; i.e., the process of placing programs directly with the stations, an alternative to network distribution. Syndicators attempt to sell a program to a television station (which may be either an independent or a network affiliate) in every major television market, seeking to achieve as large a network audience as possible. Programming acquired by stations on a syndicated basis is typically acquired for a cash license fee or, in the instance of a "barter" sale, for a negotiated amount of commercial advertising time during the program. This advertising time is retained by the syndicator in lieu of a cash license fee and is generally sold to advertisers. If the syndicator succeeds in placing its program with a geographically diverse group of stations covering a sufficiently large proportion of U.S. households, the syndicator may be able to sell the commercial time it has retained to national sponsors, a more lucrative and cost-effective process than relying on local sponsorship in each market.

     Cable, the third mode of distribution, is more diverse in its composition than the network or independent station modes. In addition to basic (advertiser-supported) and pay (subscriber-supported) networks, cable embraces so-called "Super Stations," commercial independent stations (e.g., WTBS in Atlanta, WGN in Chicago, WOR in New York) whose signals are distributed by satellite to cable systems throughout the U.S.

     INTERNATIONAL MARKET STRUCTURE. Despite their geographical and cultural diversity, the territorial blocs that make up the international television market all are being shaped in varying degrees by two distinct and concurrent processes: the movement away from government control of national television industries in favor of free-market, private-sector models; and the introduction and proliferation of alternative modes of distribution, such as satellite and cable. Together these processes are fueling dynamic growth, particularly in Europe and Australia.

     In Europe, the last ten years have witnessed the privatization of television systems in Italy, France, Norway and Spain. For Europe's broadcast sector, industry analysts are projecting substantial increases in advertising revenues. In Europe's cable sector, pay television has grown to over three million subscribers in the last three years. The proliferation of pay television systems has had the effect of raising programming prices by enhancing competition in the European television market.

     Pay television is establishing a foothold in non-European territories with similar effect, particularly in Australia, possibly the most dynamic television market in the world. Expansion of television services has been dramatic in the faster growing economies of South Korea, Hong Kong and Japan. Political and economic change coupled with new technology, notable satellite program delivery, have combined to transform the historically fragmented and closed markets of this region into a cohesive and viable market for U.S. programs.

     Inevitably, with privatization and technological innovation has come a measure of foreign government regulation affecting the international distribution of programming. Certain foreign territories have established quota systems in varying degrees, legal requirements that a certain percentage of television programming available in those territories be produced using local elements (e.g. in the European Economic Community, "local" content programming can originate from any member country), or restricting the quantity of foreign (read "U.S.-originated") programming that may be broadcast as a percentage of a station's total program schedule.

     Notwithstanding these regulatory initiatives, however, television industry analysts interpret the effects of ongoing privatization and the proliferation of new modes of program delivery as net positives, auguring continued strong foreign demand for U.S. programming.

     The Company's current activity in the domestic and international television market place is the continued exploitation of its non-health related programming, and the marketing of the 26 episode television series, entitled FEELIN' GREAT.

     In the future, management anticipates marketing additional health-related television series and specials, to both the domestic and international markets.

     The Company is continuing its efforts to expand its health-related library, through the acquisition of appropriate programming.

     Competition

     Competition in the financing, development, production and distribution of television programming is highly intense. The Company's programming competes with other first-run programming, network reruns and programs produced by local television stations; and the Company competes for the creative services of producers, technical personnel, writers and performing artists. In both areas of competition, the Company competes with companies that have been acquiring, developing, producing and distributing programs for many years, many of which have greater financial resources than those of the Company. These competitors include large television and film studios such as Paramount, MCA, and 20th Century Fox, as well as other television distribution companies such as Republic Pictures and King World Entertainment.

     The Company's success is highly dependent on such various unpredictable factors as the viewing preferences of television audiences. The Company's programming competes not only with other television programming, including satellite and cable programming, but also with movie theaters, pre-recorded videocassette rentals, live performances, and other forms of entertainment and leisure time activities.

     Employees

     The Company presently has no employees. Its President and majority shareholder, Buddy Young, provides services under a consulting agreement with the Company. The Company anticipates hiring up to five individuals, (of whom it is anticipated that two would be clerical and three would be professional) during the Company's next fiscal year. The Company regularly utilizes the services of independent consultants for its business affairs and marketing activities.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases office space from an unaffiliated third-party under a month-to-month lease, for $500 per month at 16661 Ventura Blvd. Suite 224 Encino, CA 91436. Although the Company believes that such space will be adequate for its needs for the next four months, the Company plans to relocate its executive office thereafter in order to accommodate such larger staff.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.


                                    PART 11

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of August 31, 1996, there was no public trading market for the Company's stock. On November 1, 1996, the Company's common stock was cleared for trading on the NASD's Bulletin Board system (stock symbol
MRVI). There are approximately 700 holders of record of the Company's common stock.


ITEM
 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company was incorporated under the laws of the State of Delaware on March 27, 1996, as a wholly owned subsidiary of Bexy Communications, Inc. On April 16, 1996, the Company, pursuant to the terms of an Asset Transfer and Assumption Agreement, acquired the assets of Bexy totaling approximately $110,000, in exchange for 452,000 shares of its common stock. The Company, also under the terms of the agreement, assumed liabilities of approximately $84,000.

     As part of a Plan of Reorganization adopted by the Bexy shareholders at a special meeting on July 2, 1996, the 452,000 Mar Venture shares were distributed to the stockholders of record of Bexy as of July 2, 1996. Each Bexy stockholder received one share of mar Ventures for every four shares of Bexy, held on the record date.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1996, the Company had a working capital deficit of approximately $19,000. Cash used by operating activities during the period July 2, 1996 (date of inception) to August 31, 1996 totaled approximately

$24,000. The Company expects to meet its current cash requirements through license revenues, deferral of consulting fees to and borrowings from its President.

RESULTS OF OPERATIONS

     Revenues during the period totaled approximately $15,000. Cost of programs and distribution fees included approximately $30,000 in accelerated amortization of the Company's film library due to lower then expected current and projected revenues.

     The Company wrote-off approximately $32,000 in uncollectible accounts receivable at August 31, 1996. Professional fees of approximately $13,000 were incurred during the period in connection with the organization of Mar Ventures, and the registration statement filed under Form 10SB.

     The Company experienced significant operating losses for the period ended August 31, 1996. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 4 to the financial statements, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

ITEM 7.   FINANCIAL STATEMENTS
















                              MAR VENTURES, INC.


                             Financial Statements
                         For the Period July 2, 1996
                            (Date of Inception) to
                               August 31, 1996
                       and Independent Auditors' Report

                               MAR VENTURES, INC.


                               TABLE OF CONTENTS


                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                    12


FINANCIAL STATEMENTS:

Balance Sheet,
       August 31, 1996                                          13

Statement of Operations
       for the Period July 2, 1996 (Date of
       Inception) to August 31, 1996                            14

Statement of Shareholders' Equity
       for the Period July 2, 1996 (Date of
       Inception) to August 31, 1996                            15

Statement of Cash Flows
       for the Period July 2, 1996 (Date of
       Inception) to August 31, 1996                            16

Notes to Financial Statements                                  17-19


___________________________________________________________________

INDEPENDENT AUDITORS' REPORT


To Mar Ventures, Inc.:

We have audited the accompanying balance sheet of Mar Ventures, Inc. (the "Company") as of August 31, 1996. We have also audited the statements of operations, shareholders' equity and of cash flows for the period July 2, 1996 (date of inception) to August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1996, and the results of its operations and its cash flows for the period ended August 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





FARBER & HASS
Oxnard, California
November 6, 1996

MAR VENTURES, INC.

BALANCE SHEET
AUGUST 31, 1996
________________________________________________________________________
ASSETS

CASH                                                  $ 27,018
ACCOUNTS RECEIVABLE                                     26,000
PROGRAM INVENTORY, Net                                  20,000
FURNITURE AND FIXTURES - Net of accumulated
  depreciation of $3,764                                   322

OTHER ASSETS                                             4,200
                                                      _________
TOTAL ASSETS                                          $ 77,540


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accrued professional fees                             $ 24,040
Other accrued expenses                                   6,500
Accrued interest to related party                       36,125
Other liabilities                                        5,000
                                                      _________
Total liabilities                                       71,665

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock (par value - $.001, 30,000,000 shares
  authorized, 480,000 issued and outstanding)              480
Contributed capital                                     99,398
Accumulated deficit                                    (94,003)
                                                      _________
Total shareholders' equity                               5,875
                                                      _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 77,540

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 2, 1996
(DATE OF INCEPTION) TO AUGUST 31, 1996
________________________________________________________________________
REVENUES                                              $ 14,882
                                                      _________
EXPENSES:
Cost of programs and distribution fees                  37,159
Advertising                                                762
Bad debt                                                31,869
General and administrative                              10,555
Consulting fees to majority shareholder                 14,000
Professional fees                                       13,390
Rent                                                       850
Depreciation                                               300
                                                      _________
Total expenses                                         108,885
                                                      _________

NET LOSS                                              $(94,003)


Net loss per share                                    $   (.20)

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD JULY 2, 1996
(DATE OF INCEPTION) TO AUGUST 31, 1996
________________________________________________________________________

                               COMMON STOCK
                           ____________________
                              SHARES            CONTRIBUTED   ACCUMULATED
                           OUTSTANDING  AMOUNT    CAPITAL       DEFICIT

________________________________________________________________________
BALANCE, JULY 2, 1996       452,000       $452     $96,626

SHARES ISSUED
  FOR SERVICES               28,000         28       2,772

NET LOSS                                                      $(94,003)
________________________________________________________________________

BALANCE, AUGUST 31, 1996    480,000       $480     $99,398    $(94,003)

See notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD JULY 2, 1996
(DATE OF INCEPTION) TO AUGUST 31, 1996
________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(94,003)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Bad debt expense                                               31,869
  Depreciation                                                      300
  Amortization of film costs                                     32,756
  Issuance of stock for services                                  2,800
Changes in operating assets and liabilities:
  Accounts receivable                                            10,931
  Other assets                                                      400
  Accrued expenses and other liabilities                         (8,666)
                                                             __________
Net cash used by operating activities                           (23,613)

CASH, BEGINNING OF PERIOD                                        50,631
                                                             __________
CASH, END OF PERIOD                                            $ 27,018


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                         $    -0-
Cash paid for income taxes                                     $    -0-

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.


NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL INFORMATION - Mar Ventures, Inc. ("Mar Ventures"), a Delaware corporation, was incorporated under the laws of the State of Delaware on March 27, 1996, as a wholly-owned subsidiary of Bexy Communications, Inc., a Delaware corporation ("Bexy"). On
     April 16, 1996, Bexy contributed all of Bexy's operating assets to Mar Ventures pursuant to an Asset Transfer Assignment and Assumption Agreement, (including the assets and liabilities associated with the health information activities of Bexy) in exchange for 452,000 shares of Mar Ventures Common Stock.

     At a special meeting held on July 2, 1996, the shareholders of Bexy approved a plan of reorganization as set forth in an Agreement and Plan of Reorganization dated as of April 16, 1996. Pursuant to the Reorganization, and following all regulatory approval, the outstanding capital stock of Mar Ventures was distributed to the shareholders of record of Bexy as of July 2, 1996. Each Bexy shareholder received one share of Mar Ventures for every four shares of Bexy held on the record date.

     The current core business of Mar Ventures, Inc., which is a continuation of the business of Bexy, is the production and marketing of traditional television programming, exploiting its current film library, as well as distributing health-oriented information for the general public through print and electronic media.

     GOING CONCERN - The Company experienced significant operating losses for the period ended August 31, 1996. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 4, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company routinely assesses the financial strength of its customers. The Company normally does not require collateral to support customer receivables. At August 31, 1996, the Company had two customers which accounted for approximately 71% and 29% of trade accounts receivables.

     FURNITURE AND FIXTURES - Furniture and fixtures are recorded at cost and depreciated over an estimated useful life of 3 years using the straight-line method.

     LICENSE AGREEMENTS - Revenue from television licensing agreements and the related film costs are recognized upon the execution of a licensing agreement, provided certain conditions have been met, including availability of the film for broadcast.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes. Deferred taxes are considered immaterial at August 31, 1996.

     The Company has net operating loss carryforwards of approximately $90,000 and $45,000 available to offset future Federal and California taxable income, respectively. Such loss carryforwards expire in 2011.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) approximates fair value due to the short term maturities of such instruments.

     PER SHARE INFORMATION - Net loss per share for the period presented is computed on the basis of the weighted average common shares outstanding. The number of shares used in the computation was 480,000.

2.   PROGRAM INVENTORY

     Program inventory is stated at the lower of cost or estimated net realizable value, determined on a film-by-film basis. Film costs include production, print and pre-release costs. The amortization for the period was accelerated to reflect management's estimate of remaining gross revenues from all sources on an individual film basis.

     At August 31, 1996, the program inventory consisted of the following:
     "Heartstoppers...Horror At The Movies"
     A two-hour television program hosted by
     George Hamilton                                        $ 416,636

     "Christmas at the Movies" - A one-hour
     television program hosted by Gene Kelly                  106,000

     "It's A Wonderful Life - A Personal
     Remembrance" hosted by Frank Capra, Jr.                   41,786
                                                            _________

     Total                                                    564,422
     Less:  accumulated amortization                         (544,422)
                                                            _________

     Program Inventory, Net                                 $  20,000

3.   COMMITMENTS AND CONTINGENCIES

     The Company leases its primary office space on a month-to-month basis at a rate of $350 per month. Total rent expense for the period ended August 31, 1996 was $850.

4.   MANAGEMENT PLANS

     During the period ended August 31, 1996, the Company generated net negative cash flows from operating activities of $23,613. Management expects that the forecasted higher sales and cash flow from operations will be adequate to finance the 1997 cash flow requirements. If the Company does not achieve the forecasted higher sales, the Company may have difficulty in continuing as a going concern. Management has developed alternative plans which include, but are not limited to, merging with another company and obtaining additional financing sources.

________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and their accountants since it was incorporated under the laws of the State of Delaware on March 27, 1996. In March 1996, Farber & Hass were engaged as the accountants for the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company as of August
31, 1996, were as follows:
   Name                          Age                  Title
Buddy Young                      61        Chairman of the Board,
                                           President, Chief Executive
                                           Officer, Chief  Financial
                                           Officer, and Secretary

     Buddy Young, Chairman of the Board and President, Chief Executive Officer and Chief Financial Officer of the Company, has been involved in the entertainment industry in various executive capacities for more than 25 years. From June 1983 until December 1991, Mr. Young was President, Chief Executive Officer and a Director of Color Systems Technology, Inc. ("Color Systems"), a publicly held company whose stock is traded on The American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Following his departure from Color Systems, Mr. Young established Bexy Communications, Inc., whose core business was the production, financing and distribution of television programming. During Mr. Young's tenure as President and C.E.O., Bexy produced a number of television programs including the recently aired two-hour special "HEARTSTOPPERS -- HORROR AT THE MOVIES," hosted by George Hamilton.

     Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers.

     For the past thirty years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

     Mr. Young assumed his position on March 27, 1996. Officers serve at the pleasure of the Board of Directors. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify.

     The Company has not been furnished by any person with Forms 3 and 4 during the fiscal year ended August 31, 1996 or with Form 5 with respect to such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

          The Company paid to Mr. Young, an officer, director and principal stockholder of the Company, a consultancy fee amounting to $14,000 during the period ended August 31, 1996. Mr. Young assumed his offices on March 27, 1996. The Company has contracted with Mr. Young to provide consulting services at $7,000 per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of
August 31, 1996, by each person known by the Company to own beneficially more than 5% of the outstanding common stock, by each of the Company's directors and by all directors and officers of the Company as a group.
Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.
Name and Address                 Number of Shares      Percentage of Class
Buddy Young and Rebecca
Young as Trustees of the
Young Family Trust 16661
Ventura Blvd., Suite 224
Encino, California 91436         258,334 (1)           53.8%

All Officers and Directors
as a Group (1 person)            258,334               53.8%
___________________________

(1) An aggregate of 20,833 additional shares are held by the son and daughter of Mr. and Mrs. Young and their spouses for themselves and as custodians for their children. Mr. and Mrs. Young disclaim any beneficial ownership in such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Through April 19, 1996, Young, an officer, director and principal stockholder of Mar Ventures, advanced funds to Bexy for operating expenses and film productions totaling $566,301 (before repayments), represented by promissory note(s) which were assumed by Mar Ventures. The advanced funds accrue interest on outstanding amounts at a rate of 8% per annum. A portion of the funds raised by Bexy through equity financing, were used to reduce the debt owed to Young. As of August 31, 1996, the Company owed Young $36,125 in accrued and unpaid interest. This liability has been assumed by Mar Ventures and will be paid out of available funds.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)          Exhibits

                       None

          (b)          Reports on Form 8-K

                       During the last quarter of fiscal year 1996 no report on Form 8-K was filed

                                  SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Mar Ventures, Inc.



Dated: November 18, 1996     By:           /s/ Buddy Young
                                           _____________________________
                                           Buddy Young
                                           President (principal executive
                                           officer) and Treasurer
                                           (principal financial and
                                           accounting officer)


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 18, 1996                   /s/ Buddy Young
                                           _____________________________
                                           Buddy Young, Director