Form 10QSB
period 1996-11-30
MAR VENTURES INC
filed 1997-01-13
CIK 1016289

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB


(Mark One)

 /X/ Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

             For the quarterly period ended November 30, 1996

 / / Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ___________

                      Commission File Number: 0-20879

                            MAR VENTURES, INC.
              (Name of small business issuer in its charter)


          Delaware                                          95-4580642
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                    16661 Ventura Boulevard, Suite 224
                         Encino, California  91436
                Issuer's Telephone Number:  (818) 784-0040
         (Address and phone number of principal executive offices)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No
                               ___          ___

     The Registrant has 480,000 shares of common stock, par value
$.01 per share, issued and outstanding as of November 30, 1996.

                         INDEX TO QUARTERLY REPORT
                              ON FORM 10-QSB


PART I    FINANCIAL INFORMATION
                                                                       PAGE

Item 1.   Financial Information                                           3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              10

Item 2.   Change in Securities                                           10

Item 3.   Defaults upon Senior Securities                                10

Item 4.   Submission of Matters to a Vote
          of Securities Holders                                          10

Item 5.   Other Information                                              10

Item 6.   Exhibits and Reports on Form 8-K                               10

Signatures                                                               11

                     PART I     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

             (Financial Statements Commence on Following Page)

MAR VENTURES, INC.

BALANCE SHEET
NOVEMBER 30, 1996 (Unaudited)

________________________________________________________________________
ASSETS

CASH                                                         $   6,663

ACCOUNTS RECEIVABLE                                             23,629

PROGRAM INVENTORY, Net                                          20,000

FURNITURE AND FIXTURES - Net of
  accumulated depreciation of $3,764                               322

OTHER ASSETS                                                     4,200
                                                             __________

TOTAL ASSETS                                                    54,814


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accounts payable and accrued expenses                           19,399
Accrued interest expense to related party                       36,125
Deposits                                                         2,000
Deferred income                                                  3,000
                                                             __________
Total liabilities                                               60,524

SHAREHOLDERS' DEFICIT:
Common stock (par value - $.001,
  30,000,000 shares authorized,
  480,000 issued and outstanding)                                  480
Contributed capital                                             99,398
Accumulated deficit                                           (105,588)
                                                             __________
Total shareholders' deficit                                     (5,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  54,814

See accompanying notes to financial statements.
________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF OPERATIONSFOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
(Unaudited)
________________________________________________________________________

REVENUES                                                      $  2,872
                                                              _________

COST OF PROGRAMS AND DISTRIBUTION FEES                             905
                                                              _________

EXPENSES:
Consulting fees to majority shareholder                          5,000
General and administrative                                       5,609
Professional fees                                                1,755
Rent                                                             1,188
                                                              _________
Total expenses                                                  13,552

NET LOSS                                                      $(11,585)


NET LOSS PER SHARE                                            $   (.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  480,000

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 (Unaudited)
________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(11,585)
Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
  Changes in operating assets and
    liabilities:
    Accounts receivable                                          2,371
    Accounts payable and accrued expenses                      (11,141)
                                                              _________
Net cash used by operating activities                          (20,355)

CASH, BEGINNING OF PERIOD                                       27,018
                                                              _________

CASH, END OF PERIOD                                           $  6,663


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                        $   -0-
Cash paid for income taxes                                    $   -0-

See accompanying notes to financial statements.


________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.

                               MAR VENTURES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS


1. The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-KSB for the year ended August 31, 1996.

     The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended August 31, 1997.

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     PER SHARE INFORMATION - Net loss per share for the periods presented is computed on the basis of the weighted average common shares outstanding.


________________________________________________________________________

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION
          AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

        License revenue from the Company s library for the quarter ended November 30, 1996, was $2,872. The low revenue was mainly due to the Company's existing film library having previously been licensed in most major territories, and that no new programming was acquired by the Company during this period. Management does not anticipate any future significant increase in revenues from the licensing of the Company's current film library.

        The Company's net loss for the three months ending November 30, 1996, was $11,585. The majority of the loss was incurred as a result of the fees paid for legal, accounting, and other professional consulting services. Included in this amount was the payment of $5,000 to the Company's President and principal shareholder for his services as a consultant to the Company.

LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 1996, the Company's cash and accounts receivable were insufficient to insure the Company's continued existence as a going concern. During the period ending November 30, 1996, the Company had a negative cash flow from operating activities of $20,335. Management expects to meet its current cash requirements through license revenues, borrowings from a related party as necessary, and the sale of equity. Management has and will continue during the next twelve months to meet with investment bankers and individual investors who may be attracted to the Company's business plan.

THERE CAN BE NO ASSURANCES THAT THE RELATED PARTY WILL CONTINUE TO ADVANCE FUNDS IN ORDER TO MEET THE COMPANY'S REQUIREMENTS, OR THAT THE COMPANY WILL BE SUCCESSFUL IN SELLING EQUITY.

                        PART II     OTHER INFORMATION


  ITEM 1. LEGAL PROCEEDINGS    The Company is not a party to any
          legal proceedings.

  ITEM 2. CHANGES IN SECURITIES    None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES    None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the quarter ended November 30, 1996, no matters were submitted to the Company's security holders.

  ITEM 5. OTHER INFORMATION    None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K    None.

                                    SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Mar Ventures, Inc.



  Dated: January 2, 1997      By: /s/ Buddy Young
                                  _______________________________
                                  Buddy Young,
                                  President (principal executive
                                  officer) and Treasurer (principal
                                  financial and accounting officer)



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Dated:  January 2, 1997     /s/ Buddy Young
                              _______________________________
                              Buddy Young, Director


  Dated:  January 2, 1997     /s/ L. Stephen Albright
                              _______________________________
                              L. Stephen Albright, Director


  Dated:  January 2, 1997     /s/ Steven Katten
                              _______________________________
                              Steven Katten, Director