Form 10QSB
period 1997-02-28
MAR VENTURES INC
filed 1997-04-14
CIK 1016289

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


(Mark One)

 /X/ Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the quarterly period ended February 28, 1997

 / / Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ___________

                 Commission File Number: 0-20879

                        Mar Ventures, Inc.
          (Name of small business issuer in its charter)


           Delaware                                95-4580642
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                17337 Ventura Boulevard, Suite 224
                    Encino, California  91316
           Issuer's Telephone Number:  (818) 784-0040
    (Address and phone number of principal executive offices)


     Check whether the issuer (1) filed all reports required to be filed Buddy Young Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The Registrant has 1,059,804 shares of common stock, par value $.01 per share, issued and outstanding as of February 28, 1997.

                    INDEX TO QUARTERLY REPORT
                          ON FORM 10-QSB



PART I    FINANCIAL INFORMATION
                                                             Page

Item 1.   Financial Information                                 3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                     9

Item 2.   Change in Securities                                  9

Item 3.   Defaults upon Senior Securities                       9

Item 4.   Submission of Matters to a Vote
          of Securities Holders                                 9

Item 5.   Other Information                                     9

Item 6.   Exhibits and Reports on Form 8-K                      9

Signatures                                                     10

                 PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        (Financial Statements Commence on Following Page)

MAR VENTURES, INC.

BALANCE SHEET
FEBRUARY 28, 1997 (Unaudited)
------------------------------------------------------------------------
ASSETS

CASH                                                          $     759

ACCOUNTS RECEIVABLE                                              18,807

PROGRAM INVENTORY, Net                                           10,000

FURNITURE AND FIXTURES - Net of
  accumulated depreciation of $3,914                                172

OTHER ASSETS                                                      5,805
                                                              ---------
TOTAL ASSETS                                                  $  35,543
                                                              ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses                         $  14,445
Amounts due to related party                                     19,500
Deferred income                                                   2,000
                                                              ---------
Total liabilities                                                35,945
                                                              ---------
SHAREHOLDERS' EQUITY:
Common stock (par value - $.001,
  30,000,000 shares authorized,
  1,059,804 issued and outstanding)                               1,060
Contributed capital                                             171,981
Accumulated deficit                                            (173,443)
                                                              ---------
Total shareholders' equity                                         (402)
                                                              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  35,543
                                                              ---------

See accompanying note to financial statements.

MAR VENTURES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------
                                                FOR THE THREE    FOR THE SIX
                                                 MONTHS ENDED    MONTHS ENDED
                                                 FEBRUARY 28,    FEBRUARY 28,
                                                     1997            1997

REVENUES                                         $    1,500        $  4,372
                                                 ----------        --------
COST OF PROGRAMS AND DISTRIBUTION FEES               10,000          10,905
                                                 ----------        --------
EXPENSES:
Consulting fees to majority shareholder              10,800          15,800
General and administrative                            9,430          15,039
Depreciation                                            150             150
Professional fees                                    37,020          38,775
Rent                                                  1,955           3,143
                                                 ----------        --------
Total expenses                                       59,355          72,907
                                                 ----------        --------
NET LOSS                                         $  (67,855)       $(79,440)
                                                 ----------        --------

NET LOSS PER SHARE                               $     (.06)       $   (.10)
                                                 ----------        --------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     1,059,804         759,902
                                                 ----------        --------

See accompanying note to financial statements.

MAR VENTURES, INC.

STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------
                                                           FOR THE SIX
                                                           MONTHS ENDED
                                                           FEBRUARY 28,
                                                               1997
                                                           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(79,440)
Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
  Amortization of film costs                                    10,000
  Depreciation                                                     150
  Common stock issued for services                              37,038
  Changes in operating assets and
    liabilities:
    Accounts receivable                                          7,193
    Accounts payable and accrued expenses                      (19,095)
    Other assets                                                (1,605)
                                                              --------
Net cash used by operating activities                          (45,759)
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Borrowings from related party                                 19,500
                                                              --------
NET DECREASE IN CASH                                           (26,259)
CASH, BEGINNING OF PERIOD                                       27,018
                                                              --------
CASH, END OF PERIOD                                           $    759
                                                              --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                        $    -0-
Cash paid for income taxes                                    $  1,000

During the three months ended February 28, 1997, the Company exchanged 358,654 shares for amounts due to its principal shareholder and Chief Executive Officer ($46,625). In addition, the Company issued 221,150 shares for professional services valued at $26,538.


See accompanying note to financial statements.

PART I - FINANCIAL INFORMATION

Item 1.

                           MAR VENTURES, INC.

                    NOTE TO THE FINANCIAL STATEMENTS


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

Results of Operations

     License revenue from the Company's library for the quarter ended February 28, 1997, was $1,500. The low revenue was mainly due to the Company's existing film library having previously been licensed in most major territories, and that no new programming was acquired by the Company during this period. Management does not anticipate any future significant increase in revenues from the licensing of the Company's current film library.

     The Company's net loss for the three months ending February
28, 1997, was $67,855. The majority of the loss was incurred as a result of the amortization of the existing film library and the fees paid for legal, accounting, and other professional consulting services.

Liquidity and Capital Resources

     At February 28, 1997, the Company's cash and accounts receivable were insufficient to insure the Company's continued existence as a going concern. During the six months ended February 28, 1997, the Company had a negative cash flow from operating activities of $45,759. During the period ending February 28, 1997, the Company borrowed $19,500 from its majority shareholder to fund current operations. In addition, during the period ending February 28, 1997, Mr. Young, the Company's principal shareholder and Chief Executive Officer, converted $46,625 of debt owed him by the Company, into equity. Mr. Young received 358,654 shares of common stock. The shares were issued to Mr. Young at a conversion price 10% above the price quoted on the NASD Bulletin Board system, on the day of the conversion. In addition, the Company issued 221,150 shares for professional services valued at $26,538.

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

  ITEM 2.   CHANGES IN SECURITIES    None.

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    None.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS
            During the quarter ended February 28, 1997, no matters were submitted to the Company's security holders.

  ITEM 5.   OTHER INFORMATION    None.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K    None.

                        SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Mar Ventures, Inc.



  Dated: April 4, 1997          By: /s/ Buddy Young
                                   ---------------------------
                                    Buddy Young,
                                    President (principal
                                    executive officer) and
                                    Treasurer (principal
                                    financial and accounting
                                    officer)



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Dated: April 4, 1997          /s/ Buddy Young
                                ------------------------------
                                Buddy Young, Director


  Dated: April 4, 1997          /s/ L. Stephen Albright
                                ------------------------------
                                L. Stephen Albright, Director


  Dated: April 4, 1997          /s/ Steven Katten
                                ------------------------------
                                Steven Katten, Director