Form 10QSB
period 1997-05-31
MAR VENTURES INC
filed 1997-07-08
CIK 1016289

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


(Mark One)

 /X/ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

           For the quarterly period ended May 31, 1997

 /  /     Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to __________

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


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The Registrant has 2,199,804 shares of common stock, par value $.01 per share, issued and outstanding as of May 31, 1997.

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

                 PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        (Financial Statements Commence on Following Page)

MAR VENTURES, INC.

BALANCE SHEET
MAY 31, 1997 (Unaudited)
________________________________________________________________________

ASSETS

CASH                                                          $  283,711

ACCOUNTS RECEIVABLE                                               17,852

PROGRAM INVENTORY, Net                                            10,000

OTHER ASSETS                                                       5,805

TOTAL ASSETS                                                  $  317,368


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses                         $   12,325
Amounts due to related party                                      26,000
Deferred income                                                    2,000
Total liabilities                                                 40,325

SHAREHOLDERS' EQUITY:
Common stock (par value - $.001,
  30,000,000 shares authorized,
  2,199,804 issued and outstanding)                                2,200
Contributed capital                                              455,841
Accumulated deficit                                             (180,998)
Total shareholders' equity                                       277,043

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 317,368

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
________________________________________________________________________

                                           FOR THE THREE    FOR THE NINE
                                            MONTHS ENDED    MONTHS ENDED
                                                 MAY 31,         MAY 31,
                                                   1997            1997
                                           _____________    ____________

REVENUES                                      $   6,575       $  10,947
COST OF PROGRAMS AND DISTRIBUTION FEES            1,150          12,055

EXPENSES:
Consulting fees to majority shareholder                          15,800
General and administrative                        7,230          22,269
Depreciation                                        172             322
Professional fees                                 2,395          41,170
Rent                                              3,185           6,326
Total expenses                                   12,982          85,887

NET LOSS                                      $  (7,555)      $ (86,995)


NET LOSS PER SHARE                            $    (.01)      $    (.10)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                1,098,000         842,000

See accompanying notes to financial statements.


________________________________________________________________________

MAR VENTURES, INC.

STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________________
                                               FOR THE NINE MONTHS ENDED
                                                            MAY 31, 1997
                                                            ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (86,995)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Amortization of film costs                                      10,000
  Depreciation                                                       322
  Common stock used for services                                  37,038
  Changes in operating assets and liabilities:
    Accounts receivable                                            8,148
    Accounts payable and accrued expenses                        (21,215)
    Other assets                                                  (1,605)
Net cash used by operating activities                            (54,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from related party                                     26,000
Sale of common stock                                             285,000
Net cash provided by financing activities                        311,000

NET INCREASE IN CASH                                             256,693

CASH, BEGINNING OF PERIOD                                         27,018

CASH, END OF PERIOD                                            $ 283,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                         $   -0-
Cash paid for income taxes                                     $   1,000

During the nine months ended May 31, 1997, the Company exchanged 358,654 shares for amounts due to its principal shareholder and Chief Executive Officer ($46,625). In addition, the Company issued 221,150 shares for professional services valued at $26,538.

See accompanying notes to financial statements.

________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.

                           MAR VENTURES, INC.

                    NOTES TO THE FINANCIAL STATEMENTS


1.   GENERAL

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

2.   SALE OF COMMON STOCK

     During the quarter ended May 31, 1997, the Company sold 1,140,000 shares of its common stock for $285,000.

     On June 3, 1997, the Company entered into a Letter of Intent with Pyr Energy, LLC ("Pyr") pursuant to which the Company has an option to purchase the stock of Pyr or effect a merger or other combination of the two companies. In connection with the Letter of Intent, the Company made a short-term loan to Pyr in the amount of $275,000.

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

   During the quarter ended May 31, 1997 the Company raised $285,000, through a private placement of its common stock. The Company sold 1,140,000 shares at $0.25 per share. In addition, the Company signed a letter of intent, dated June 3, 1997, with Pyr Energy, LLC pursuant to which Mar Ventures has been granted the option to either (I) acquire all of the membership interests in Pyr or (ii) to effect a merger or other combination of Mar Ventures (or a subsidiary corporation or other entity controlled by Mar Ventures) and Pyr. In connection with the letter of intent, Mar Ventures has made a short-term loan in the amount of $275,000 to Pyr.

   Pyr Energy, LLC , is an independent oil and gas company whose focus is on exploration in the United States.

RESULTS OF OPERATIONS

   License revenue from the Company's library for the quarter ended
May 31, 1997, was $6,575. The low revenue was mainly due to the Company's existing film library having previously been licensed in most major territories, and that no new programming was acquired by the Company during this period. Management does not anticipate any future significant increase in revenues from the licensing of the Company's current film library.

   The Company's net loss for the three months ending May 31, 1997, was $7,555. The majority of the loss was incurred as a result of the fees paid for legal, accounting, and other general and administrative expenses incurred to maintain the minimal operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   At May 31, 1997, the Company's cash and accounts receivable were insufficient to insure the Company's continued existence as a going concern. During the nine months ended May 31, 1997, the Company had a negative cash flow from operating activities of $54,307. During the period ending May 31, 1997, the Company borrowed $6,500 from its majority shareholder to fund current operations. As stated above, during the quarter ended May 31, 1997 the Company raised $285,000, through a private placement of its common stock. The Company sold 1,140,000 shares at $0.25 per share.

   Management expects to meet its current cash requirements through license revenues, borrowings from a related party as necessary, and additional sales of equity. Management has and will continue during the next twelve months to meet with investment bankers and individual investors who may be attracted to the Company's business plan.

THERE CAN BE NO ASSURANCES THAT THE RELATED PARTY WILL CONTINUE
TO ADVANCE FUNDS IN ORDER TO MEET THE COMPANY'S REQUIREMENTS, OR
THAT THE COMPANY WILL BE SUCCESSFUL IN SELLING ADDITIONAL EQUITY.



   PART II   OTHER INFORMATION


   ITEM 1.   LEGAL PROCEEDINGS    The Company is not a party to
             any legal proceedings.

   ITEM 2.   CHANGES IN SECURITIES    None.

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    None.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             During the quarter ended May 31, 1997, no matters were submitted to the Company's security holders.

   ITEM 5.   OTHER INFORMATION    None.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K    None.

                            SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Mar Ventures, Inc.



  Dated: July 1, 1997           By:  /s/ Buddy Young
                                     ------------------------
                                     Buddy Young,
                                     President (principal
                                     executive officer) and
                                     Treasurer (principal
                                     financial and accounting
                                     officer)



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Dated: July 1, 1997           /s/ Buddy Young
                                ------------------------------
                                Buddy Young, Director


  Dated: July 1, 1997           /s/ L. Stephen Albright
                                ------------------------------
                                L. Stephen Albright, Director


  Dated: July 1, 1997           /s/ Steven Katten
                                ------------------------------
                                Steven Katten, Director