Form 10KSB
period 1997-08-31
PYR ENERGY CORP
filed 1997-11-13
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended August 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                 to
                                --------------    ------------------

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                    95-4580642
             --------                                    ----------
      (State or jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                  Identification No.)


  1675 Broadway, Suite 1150, Denver, CO                      80202
  -------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number, including area code (303) 825-3748
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
            None                                            None
            ----                                            ----

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

     Check  whether  the  issuer(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes     No   X
             ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended August 31, 1997 were $85,596.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 10, 1997, was $8,505,794.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 7, 1997 is as follows:

      $.001 Par Value Common Stock                         9,154,804
                                                           ---------

                                     PART I





ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview



     PYR Energy Corporation (the "Company") is an independent exploration company that applies advanced 3-D seismic and computer aided exploration ("CAEX") technology to systematically explore for and exploit onshore domestic natural gas and oil accumulations in the western United States. With a primary technical focus, the Company has ongoing exploration and exploitation activities in the San Joaquin basin of California, the Denver basin of Colorado and Nebraska, the Big Horn basin of Wyoming, and the central Montana trough of Montana. The Company has not yet drilled any wells, and it owns no producing acreage. The Company plans to commence drilling on its San Joaquin basin acreage in the second quarter of 1998.

     Since its inception in 1996, the Company has developed a portfolio of exploration and exploitation projects possessing a critical mix of high-potential, high-risk exploration targets and moderate-potential, moderate-risk exploitation plays. The Company generates most of its exploration projects internally, and therefore has the ability to retain a sizeable working interest in each project based on associated project risk and financial leverage through industry joint ventures. The Company attempts to limit financial exposure on a project by project basis by forming industry partnerships through which the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. The Company does not intend to operate the drilling of project wells.

     The Company has successfully assembled a highly motivated geoscience and management team with extensive technical experience, as well as a proven track record of resource exploitation and business development. The Company was founded by Scott Singdahlsen, a geologist who previously was a founder of Interactive Earth Sciences Corporation, a 3-D seismic consulting firm in the Rocky Mountain region, and by Robert Suydam, a geologist employed by a number of oil and gas exploration companies for an aggregate of over 30 years. The Company's technical/management team of goephysicists and geologists brings together more than 110 years of combined experience in exploration, exploitation, and the application of advanced geological and geophysical technology. Historically, the Company's technical team has had exposure to more than 100 3-D seismic surveys. This experience has resulted in development of expertise in the application of seismic technology for exploration and exploitation.

     The Company was incorporated in March 1996 in the state of Delaware under the name Mar Ventures Inc. Prior to August 6, 1997 the Company's business consisted of the marketing of traditional television programming from the Company's limited film library to television and cable television operators. Effective as of August 6, 1997, the Company purchased all the ownership interests of PYR Energy, LLC, an oil and gas exploration company formed in May 1996, and, in a separate transaction, it sold its former business to the prior president of the Company. Also on that date, the Company issued units of its common stock and common stock purchase warrants for an aggregate of $1,500,000. As part of the acquisition of PYR Energy, LLC, the management of PYR Energy, LLC and one of the new stockholders of the Company replaced all the Company's directors and officers. Effective as of November 12, 1997, the Company changed its name to PYR Energy Corporation.

     The Company's offices are located at 1675 Broadway, Suite 1150, Denver, Colorado 80202, telephone number (303) 825-3748.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements
--------------------------

         This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements
---------------------

     In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report.

Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits

     The Company was formed in 1996, and does not have a history of sustained profit from operations. The development of the Company's business will require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the near future.

Oil And Gas Prices; Marketability Of Production

     Even if the Company is able to discover or acquire oil and gas production, of which there is no assurance, the Company's revenues, profitability and liquidity will be highly dependent upon prevailing prices for oil and natural gas. Oil and gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. There can be no assurance that current price levels can be sustained. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of the Company's gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Compan s ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

Reliance On Significant Partners

     The Company attempts to limit financial exposure on a project by project basis by forming industry partnerships where the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. If the Company were not able to form these industry partnerships, this could limit the Company's ability to fully implement its business plan and could have a material adverse effect on the Company's business, financial condition and results of operations.

Non-Operator Status

     The Company focuses primarily on providing 3-D imaging and analysis and relies upon other project partners to provide and complete all other project operations and responsibilities including land acquisition, operating, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over a significant number of a project's operations or the associated costs of such operations. The success of a project is dependent upon a number of factors which are outside of the Company's area of expertise and project responsibilities. Such factors include: (i) the availability of favorable term leases and required permitting for projects, (ii) the availability of future capital resources by the Company and the other participants to the purchasing of leases and the drilling of wells, (iii) the approval of other participants to the purchasing of leases and the drilling of wells on the projects and (iv) the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas. The Company's reliance on other project partners and its limited ability to directly control certain project costs could have a material adverse effect on the realization of expected rates of return on the Company's investment in certain projects.

Ability To Discover Additional Reserves

     The Company's future success is dependent upon its ability to economically locate additional oil and gas reserves in commercial quantities. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company, if any, will decline as reserves are produced. The Company's ability to do so is dependent upon a number of factors, including its participation in multiple exploration projects and its technological capability to locate oil and gas in commercial quantities. Because the Company may rely upon other industry participants to develop the Company's exploration projects, no assurances can be given that the Company will have the opportunity to participate in projects which economically produce commercial quantities of hydrocarbons in amounts necessary to meet its business plan or that the projects in which it elects to participate will be successful. There can be no assurance that the Company's planned projects will result in significant reserves or that the Company will have future success in drilling productive wells at low reserve replacement costs. The Company has not yet established any oil and gas production, nor has it booked any proved reserves.

Substantial Capital Requirements And Liquidity

     In order to pursue its oil and gas exploration plans fully, the Company will need additional capital funding. The Company currently has outstanding warrants (the "Warrants") to purchase an aggregate of 4,095,000 shares of the Company's Common Stock. One-half of the Warrants entitle the registered holders thereof to purchase an aggregate of 2,047,500 shares of Common Stock on or before January 15, 1998 at an exercise price of $1.25 per share (the "Class A Warrants"). One-half of the Warrants entitle the registered holders thereof to purchase an aggregate of 2,047,500 shares of Common Stock on or before April 15, 1998 at an exercise price of $1.75 per share (the "Class B Warrants"). The Company anticipates having adequate short term capital funding through the exercise of its outstanding Class A and Class B Common Stock Purchase Warrants. However, there is no assurance that these Warrants will be exercised at all or to the extent necessary to fund the Company's short term capital requirements. At the present time, there are no additional commitments or alternative sources for any such funding. The Company does not have a steady source of revenue to provide funding to sustain operations. There is no assurance that the Company will be able to obtain a reliable source of revenue to sustain its operations.

Risk Of Exploratory Drilling Activities

     Exploration for oil and natural gas is a speculative business involving a high degree of risk, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirement and shortages or delays in the delivery of equipment. There is no assurance that the expenditures made by the Company on its oil and natural gas properties will result in discoveries of oil or natural gas in commercial quantities. Some test wells, as a consequence, may not ultimately be developed into producing wells and may be abandoned.

Competition

     The Company competes in the areas of oil and gas exploration with other companies, many of which may have substantially larger financial and other resources. From time to time, there may be competition for, and shortage of, exploration, drilling and production equipment and these shortages could lead to an increase in costs and to delays in operations that could have a material adverse effect on the Company. The Company may therefore not be able to acquire desirable properties or equipment required to develop its properties. Problems of this nature also could prevent the Company from producing any oil and natural gas it discovers at the rate it desires to do so.

General Risks Of Oil And Gas Operations

     The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures, the occurrence of any of which could result in losses to the Company. The Company will maintain insurance against some, but not all, of these risks in amounts that management believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on the Company's financial position.

Technology Changes

     The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, other oil and gas finding companies may implement new technologies before the Company, and consequently such companies may be able to provide enhanced capabilities and superior quality compared with that which the Company is able to provide. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

Government Regulations And Environmental Risks

     The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although the Company intends to be in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future.

Variability Of Operating Results

     The Company's operating results, as a start up company in the oil and gas industry, may vary significantly during any financial period. These variations may be caused by significant periods of time between each of the Company's discoveries and developments, if any, of oil or natural gas properties in commercial quantities. These variations may also be caused by the volatility associated with oil and gas prices. See "Oil And Gas Prices; Marketability Of Production".

Risks Associated With Management Of Growth

     Because of its small size, the Company desires to grow extremely rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur it will place a significant strain on the Company's financial, technical, operational and administrative resources. As the Company increases its services and enlarges the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence On Key Personnel

     The Company will be highly dependent on the services of D. Scott Singdahlsen and its other geological and geophysical staff members. The loss of the services of any of them could have a material adverse effect on the Company. The Company does not have an employment contract with Mr. Singdahlsen or any other employee.

Concentration Of Risks; Lack Of Diverse Business Operations

     The Company is currently pursuing only the oil and gas exploration business. Although the Company is involved in other oil and gas projects, it is concentrating the majority of its initial oil and gas exploration efforts on approximately 22,000 exploratory net acres in the Maricopa sub-basin at the southern end of the San Joaquin. Although the Company is involved in three separate and distinct projects in the San Joaquin basin, the Company's exploration efforts are concentrated in this same general area and this lack of diverse business operations subjects the Company to a certain degree of concentration of risks. The future success of the Company may be dependent upon its success in discovering and developing oil and gas in commercial quantities on its San Joaquin properties and upon the general economic success of the oil and gas industry.

Certain Definitions

     Unless otherwise indicated in this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60(degree)Fahrenheit. Oil equivalents are determined using the ratio of 10 Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that 10 Mcf of natural gas are referred to as one barrel of oil equivalent or "BOE".

     As used in this Annual Report, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBoe" means million barrels of oil equivalent, "MMBbl" means million barrels, and "MMBO" means million barrels of oil.

     With respect to information concerning the Company's working interests in wells or drilling locations, "gross" gas and oil wells or "gross" acres is the number of wells or acres in which the Company has an interest, and "net" gas and oil wells or "net" acres are determined by multiplying "gross" wells or acres by the Company's working interest in those wells or acres. A "working interest" in an oil and gas lease is an interest that gives the owner the right to drill, produce, and conduct operating activities on the property and to receive a share of production of any hydrocarbons covered by the lease. A working interest in an oil and gas lease also entitles its owner to a proportionate interest in any well located on the lands covered by the lease, subject to all royalties, overriding royalties and other burdens, to all costs and expenses of exploration, development and operation of any well located on the lease, and to all risks in connection therewith.

     A "development well" is a well drilled as an additional well to the same horizon or horizons as other producing wells on a prospect, or a well drilled on a spacing unit adjacent to a spacing unit with an existing well capable of commercial production and which is intended to extend the proven limits of a prospect. The latter type of development well drilling is known as "step-out drilling". An "exploratory well" is a well drilled to find commercially productive hydrocarbons in an unproved area, or to extend significantly a known prospect.

     "Reserves" means natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable. "Proved developed reserves" includes proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" includes only those reserves expected to be recovered from existing completion intervals in casing of existing wells when the cost of making such reserves available for production is relatively small compared to the cost of a new well. "Proved undeveloped reserves" includes those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     "Infill drilling" means drilling of an additional well or additional wells in order to more adequately drain a reservoir.

     "Stratigraphic trap" means a barrier that impedes the migration of hydrocarbons caused by either a nonporous formation sealing off the top edge of a reservoir bed or by a change of porosity and permeability within the reservoir bed itself. "Strategraphic play" means a prospect targeted to test a strategraphic trap.

     "API" means a measure of gravity based on standards set by the American Petroleum Institute.

     "Cretaceous D-Sand and J-Sand reservoirs" means sandstone reservoirs that contain hydrocarbons of Cretaceous age that are found in the Denver basin of Colorado, Wyoming and Nebraska.

     "Cretaceous incised valley-filled reservoirs" means sandstone reservoirs of Cretaceous age that were deposited in valleys carved into underlying strata during a period of falling sea level.

     "Cretaceous reservoirs" means rock reservoirs most commonly comprised of sandstone that were deposited during the Cretaceous Period. The Cretaceous Period occurred between 66 and 144 million years before present.

     "Down-spaced drilling" means a method of development drilling whereby well density in a given area is increased by drilling between existing wells.

     "Palynology analysis" means an analysis of a rock sequence through examination of contained spores and/or pollen. A method of age dating strata.

     "Reserve capture" means the quantification of hydrocarbon reserves as a result of drilling and testing a reservoir.

     "Steam floods" means a secondary recovery technique whereby steam is injected into a hydrocarbon reservoir in an effort to mobilize heavy (tarry) oil.

     "Subthrust structure" means a fold of strata which is found beneath a thrust fault.

     "Swept reservoir pods" means distinct sandstone units that have been depleted of hydrocarbons through the secondary recovery method of waterflooding.

     "Thrusted anticlinal feature" means a fold of geologic strata that is bounded by a trust fault, which is a fault that results in older strata overlying younger strata.

     "Turbidite" means a stratigraphic sequence deposited by turbidity currents, commonly associated with submarine canyons.

Strategy

     The Company's business strategy is to continue to enhance shareholder value by leveraging its technical experience and expertise with 3-D seismic technology to identify exploration and exploitation projects with significant potential reserves and economic results based on the application of appropriate technology and suitable project risk management. The Company's ongoing goal is to increase its reserve base through a focus on mature hydrocarbon basins where it believes that the historical under utilization of seismic technology creates tremendous opportunities. It is the Company's view point that the systematic application of advanced seismic imaging and visualization to exploration can significantly reduce drilling risk and enhance financial results. The Company's strategy is to focus on applying 3-D seismic technology to explore properties that lie within these mature basins and that offer oil and gas reserves that would be materially significant to the Company.

     The Company has a three-pronged corporate approach for the application of exploration technology in these mature basins. The three components of this strategy are set forth below:

     o Internal generation of exploration and exploitation prospects with special emphasis on 3-D seismic application to stratigraphic play concepts.

     o Identification and exploitation of non-performing and under-utilized existing 3-D seismic surveys and acreage positions in which the application of technical expertise and advanced interpretation and visualization methodologies could significantly impact drilling results.

     o Development of partnerships with exploration and production companies that lack advanced technical resources and expertise.

Exploration and Operating Approach

     The Company focuses its technical resources on obtaining the highest quality subsurface image through advanced geological and geophysical methods, which it believes are more likely to result in the cost effective identification of oil and gas reserves that are materially significant. The Company is committed to providing its technical team with access to the required tools and support necessary to retain a competitive advantage in today's exploration environment. The Company strives to provide its geoscientists with the most advanced imaging and analytical technology available and provides employee incentives to utilize for the recruitment and motivation of these technical experts.

     The Company adheres to a disciplined approach to selective project participation. The Company participates only in those projects that it believes are likely to maximize the return on its capital investment, have significant reserve growth potential, and benefit from the application of advanced seismic technology. The Company believes that these factors result in a positive impact to the finding-cost and production economics. The Company actively and continually manages its portfolio of exploration and exploitation projects. The aggressive portfolio management enables the Company to maximize the investment of available capital in a limited number of high impact geologic plays and projects.

     The Company generates many of its exploration and exploitation projects internally, and therefore is not dependent on outside parties for project flow. The Company strives to control all the pre-drill exploration phases, including the acreage position and the application of seismic technology. With the resulting project control, the Company is in the position to fully manage the exploration process and determine subject to its financial resources, the appropriate level of working interest that it retains in the drilling of any associated wells. The Company aggressively leverages its project control and technical expertise to potential industry partners thereby maximizing return on investment while controlling capital exposure. The Company does not intend to operate the drilling of project wells, but intends to retain the flexibility to maintain a sufficient working interest in projects to enhance leverage of its technical resources and influence operator actions.

Significant Projects

     The Company's exploration activities are currently focused on the southern San Joaquin basin of California and in selective Rocky Mountain basins. Advanced seismic imaging of the structural and stratigraphic complexities, common to these regions, provides the Company with the ability to identify significant hydrocarbon potential that could not be previously detected with conventional 2-D seismic technology. These projects offer multiple drilling opportunities with individual wells having the potential capability of encountering multiple reservoirs.

     The following provides a summary of the Company's exploration areas and significant projects. While aggressively pursuing specific exploration activities in each of the following areas, the Company is also pursuing additional opportunities in these and other core areas that meet certain exploration and exploitation criteria. There is no assurance that drilling opportunities will be identified in the current project portfolio or will be successful if drilled.

Southern San Joaquin Basin, California

     The San Joaquin basin of California has proven to be one of the most productive hydrocarbon producing basins in the continental United States. To date, the approximately 14,000 square mile basin has produced in excess of 12.7 billion barrels of oil equivalent, and contains 25 fields classified as giant, with cumulative production of more than 100 MMBoe.

     The San Joaquin contains six of the 25 largest oil fields in the U.S. All six of these fields were discovered between 1890 and 1911, a full decade prior to the discovery of the first giant Texas oil field. The basin accounts for 34 percent of California's actively producing fields, yet produces more than 75 percent of the state's total oil and gas production. Most of the production within the basin is located along the western and southern end of Kern County. Production figures for 1995 reported by the California Department of Oil and Gas indicate aggregate total production of 230.9 MMBoe. Of this figure, Kern County accounts for over 95 percent of the oil production from the San Joaquin Basin.

     Exploration Opportunity. For the 100 plus years of its productive life, the San Joaquin Basin has been dominated by major oil companies and large fee acreage holdings. As a result of these conditions, the basin has generally been under-explored by independent exploration and production companies, groups that usually bring advanced technologies to their exploration efforts. The large fields in the basin were all discovered on surface anticlines and produce mostly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have employed only those advanced engineering technologies related to enhanced production practices including steam floods and most recently, horizontal drilling.

     The basin as a whole has suffered from a lack of applied exploration technology and deep drilling. Approximately one percent of the total basin wells have been drilled to a depth greater than 12,000 feet, with only four out of the 1,500 wells drilled during 1995 being to a depth greater than 12,000 feet. Additional 1995 statistics indicate that the average well depth drilled during the year was just slightly more than 2,000 feet. Three-dimensional seismic has been employed only in limited quantity and in certain areas of the basin.

     Tenneco and ARCO shot a limited number of 3-D surveys in the mid-to late-1980s on the Bakersfield Arch and to the south in the Yowlumne area. With the ongoing retrenchment of majors in the basin, independents such as Torch, Nuevo Energy, Vintage Petroleum, HarCor Energy and Enron Oil & Gas have moved into prominent positions within the basin and are bringing applied geoscience technologies with them. More 3-D surveys have been acquired in the last two years than in all the previous years combined. This trend is expected to accelerate in the upcoming years as a renewed emphasis is placed on 3-D seismic exploitation and exploration.

     With limited exploration in the San Joaquin basin since the "boom" days of the early 1980s, the Company believes that multiple exploration opportunities available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested with modern seismic technology and the drill bit. In addition, retrenchment of the majors in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies are opening up these fee acreage positions to outside exploration by aggressive independent companies. The Company has identified and negotiated exclusive access to three high-potential exploration plays in the southern San Joaquin basin.

     East Lost Hills. The Company has identified and is currently undertaking technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This structure represents the largest remaining untested structural play in the San Joaquin Valley, and may contain 'world-class' reserves in multiple horizons. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 440 MMBoe from shallow pay zones in a large thrusted anticlinal feature. The Company has entered into a joint venture with Armstrong Oil and Gas, Inc. ("Armstrong"), a private Denver-based independent exploration company that specializes in high-potential structural plays, to develop and market the East Lost Hills prospect to the industry. The Company holds a 30 percent working interest in the prospect, and jointly with Armstrong, owns or controls leases on approximately 12,500 gross acres in the play.

     This unconventional deep prospect has significant structural and reservoir risk, but the potential for large reserves makes it an attractive play. The Company and Armstrong have analyzed and interpreted over 350 miles of high-resolution 2-D seismic data to help refine the structural mapping of the prospect. Advanced pre-stack depth migration and interpretation clearly defines the deep, sub-thrust structure. Two wells drilled to the east of the prospect, in the mid-1970s, proved the productivity potential of free oil (42 degree API) and gas at depths below 17,000 feet. Ongoing source rock and maturation modeling suggests that the oil generation window exists at depths between 15,000 and 17,000 feet, and that early migration of hydrocarbons should preserve reservoir quality at East Lost Hills. It is anticipated that the prospect will be marketed to potential industry partners during the fourth quarter of calendar 1997, with a deep test well drilled in the first half of calendar of 1998.

     School Road/Southeast Maricopa. The Company has signed a lease and seismic option with Chevron Production, USA covering exclusive exploration rights on approximately 22,000 acres of fee land in the Maricopa sub-basin at the southern end of the San Joaquin valley. The Maricopa sub-basin represents a rapidly subsiding fore-arc basin containing more than 30,000 feet of post-Jurassic sediments. The Maricopa area is the location of the major depo-center for deep-water turbidite deposition in the San Joaquin. The majority of oil produced in the Maricopa sub-basin and on the Bakersfield arch to the north has come from the Upper Miocene Stevens and older (Eocene) turbidite sands.

     Basin wide, the Stevens sands have produced in excess of 1,350 MMBbl, with mean field size being in excess of 70 MMBbl. Stevens fields produced more than 20 MMBbl in 1995. Stevens sand production is primarily from stratigraphic traps, and ranges in depth from 7,500 feet to over 14,000 feet. Reservoir quality is good with porosities ranging up to the mid 20 percent range. Oil gravities range from 28 to 55 degree API with the lighter oil occurring in deeper production to the south. With the superior reservoir quality and light hydrocarbons, the Stevens' reservoirs make an attractive exploration target with significant potential reserves.

     Directly surrounding the Chevron acreage position, five fields produce from Stevens equivalent sands. These fields include Landslide (14.9 MMBoe), Paloma (132.9 MMBoe), Rio Viejo (7.9 MMBoe), San Emido Nose (21.1 MMBoe), and Yowlumne (117.2 MMBoe). These fields all show stratigraphic trapping mechanisms including updip sand pinch-outs, lateral facies variation, and differential compaction. These five fields produced over 2 MMBbls of light oil and associated natural gas in 1995 (1995 Production Statistics, California Department of Oil and Gas), and have cumulative aggregate historical production in excess of 294 MMBoe. Per well cumulative production ranges from a low of 690 MBbl to 2.1 MMBbl, with a mean value of 1.3 MMBbl.

     The objective of the School Road/Southeast Maricopa exploration program will be to apply advanced 3-D seismic technology and advanced interpretation methods, within a detailed sequence stratigraphic framework, to identify stratigraphic relationships and potential traps. Exploration for Stevens stratigraphic traps with 2-D seismic data has proven to be largely unsuccessful due to the lack of sufficient line density to resolve the stratigraphic complexity necessary to delineate trapping mechanisms. The discovery of the
Landslide field in 1985 resulted from the application of 3-D seismic exploration. By today's standard, that data suffered from low fold, low frequency, short offset, and generally poor imaging of detailed stratigraphic relationships. Advances in field acquisition, data processing, and visualization methods since the mid-1980s should allow much more detailed seismic analysis of complex stratigraphic geometries and trapping mechanisms.

     The School Road/Southeast Maricopa exploration agreement with Chevron involves a drill-to-earn option on more than 22,000 fee acres, a seismic license to an existing (1992) 42-square-mile 3-D seismic survey (School Road), more than 200 miles of proprietary 2-D seismic data, a proprietary regional sequence stratigraphic framework based on extensive, detailed palynology analysis, and all available well file data. This unique database is anticipated to allow the complete integration of geology and modern 3-D seismic data to identify potential trapping opportunities within the stratigraphically complex turbidite systems present in the sub-basin. The drill-to-earn option entitles the Company, for each well it drills, to earn a 100 percent working interest and a 75 percent net revenue interest in 1,280 acres in the vicinity of the well drilled. The wells are anticipated to range in depth from 9,000 to 16,000 feet.

     Preliminary regional mapping within this sequence stratigraphic framework suggests the presence of multiple, single- and stacked-turbidite leads within the School Road/Southeast Maricopa area. The School Road 3-D seismic survey is currently being re-processed to enhance the frequency content and seismic image. It is anticipated that the first test well will be drilled at School Road in the second quarter of calendar 1998. The Company holds 100 percent working interest (with net revenue interests ranging from 75 to 87.5 percent) in the School Road project. At Southeast Maricopa, the Company anticipates acquiring 40 to 60 square miles of 3-D seismic data beginning in the fourth quarter of calendar 1997, with the first test well to be drilled before the end of calendar 1998. The Company holds 100 percent working interest with net revenue interests ranging from 75 to 87.5 percent at Southeast Maricopa, but will look for industry support in the shooting of the seismic data and drilling.

Denver Basin, Colorado and Nebraska

     The Denver Basin covers approximately 60,000 square miles in parts of Colorado, Nebraska and Wyoming. The basin was the second area in the United States to produce oil from drilled wells, and has produced more than one billion barrels of oil equivalent to date. Published statistical studies indicate that an additional 150 MMBoe to 200 MMBoe of reserves remain to be discovered in this mature basin from Cretaceous reservoirs in stratigraphic traps.

     During the past 10 years, the Denver basin has been one of the most actively drilled areas in the U.S. due to low drilling costs and low reserve base risk. Most of the activity has centered on down-spaced drilling for Codell/Niobrara and Sussex/Shannon/Parkman targets in the Wattenburg area, a basin-center gas accumulation.

     As continued drilling activity has resulted in decreasing availability of additional well locations, major Wattenburg operators (HS Resources, Patina Oil & Gas, Prima, NARCO) are experiencing significant retreat, retrenchment and consolidation of their operations. Decreased activity drilling for shallow gas offers the Company an opportunity to acquire land and/or seismic options to explore and exploit the deeper oil prone 'D' and 'J' sandstone reservoirs. Production from these Cretaceous reservoirs results from stratigraphic trapping in an incised valley-fill depositional system. Cretaceous D-Sand and J-Sand reservoirs have been the traditional exploration targets within the Denver basin. These reservoirs account for the majority of production to date in the basin, with cumulative production from the D-Sand totaling 386.6 MMBoe and J-Sand production totaling 743.4 MMBoe. Modern sequence stratigraphic models and strong structural control on deposition indicate that these traps are predictable both in geometry and orientation.

     While seismic data has been employed in the basin since the mid-1950s, the success of 2-D seismic exploration has been limited by stratigraphic trapping and the complex nature of the reservoir systems. The emergence of 3-D seismic technology has created exciting new exploration opportunities in the basin. While the handful of 3-D surveys acquired to date in the basin have proven to be economic successes, the downturn in basin-wide activity has resulted in significant underutilization of this exploration application. The Company proposes to capitalize on 3-D seismic exploration opportunities generated internally, and through opportunities arising from the recent, ongoing consolidation and retrenchment of major basin operators.

     Exploration Opportunity. Historically, exploration in the Denver basin has been dominated by small, low-cost operators employing subsurface and "trend-ology" geological mapping methods. The lack of applied technology and the stratigraphic reservoir complexity in the basin has resulted in low drilling success rates and overall poor economic results. Expanded use of 3-D seismic technology to image D-Sand and J-Sand reservoir should enhance the economic results and expedite the discovery process. To date, less than 20 3-D seismic surveys have been acquired within the Denver basin. Geoscientists employed by the Company have been directly involved in eight of these projects. These projects have proven the economic viability of 3-D seismic in unraveling the stratigraphic complexity and productivity of Cretaceous incised valley-fill reservoirs and have resulted in the identification and production of significant incremental reserves.

     Geological and geophysical methodologies developed internally by the Company allow for the identification and differentiation of significant economic reserves from the background of marginal producers common in the Denver basin. The application of these methodologies result in the potential for discovery of significant reserves with high success rates and low finding costs. The Company proposes to undertake a systematic exploration/exploitation effort in the Denver basin. A regional stratigraphic framework for Cretaceous reservoirs has been constructed leading to the identification of numerous D-Sand and J-Sand leads and prospects. Detailed geologic work is underway to refine these leads and prospects with regard to prospectivity, reserve potential and applicability of 3-D seismic imaging. The centerpiece of the proposed exploration/exploitation effort will be the application of 3-D seismic to delineate and resolve stratigraphic traps. Previous experience with 3-D seismic technology in the
Denver  basin  has  provided  a  competitive  advantage  in risk  reduction  and identification of prospective drilling locations. The Company has one exploitation project underway in the basin, and is continuing efforts to develop and define additional opportunities.

     Peoria Unit. The Company, in partnership with Tyler-Rockies Exploration Ltd., has developed an opportunity to redevelop the 7,000-acre Peoria (J-Sand) Unit employing applied technology, including 3-D seismic reservoir characterization, geostatistical analysis and modeling and possible short-radius lateral drilling. Peoria, discovered in mid-1970, has produced 15.4 MMBoe (12.8 MMBbl and 15.86 Bcf) from a series of laterally discontinuous fluvial deposits within an incised valley-fill sequence. The field has been developed on standard 80-acre spacing, and exhibits strong indications of significant stratigraphic and structural compartmentalization as evidenced by reservoir correlation across the field, multiple fluid contacts, reservoir performance, lack of response to waterflooding and production history.

     Previous experience with reservoir characterization in the basin with valley-fill sequences suggests that stratigraphic compartmentalization occurs on a scale of less than 40 acres. The result of this stratigraphic reservoir compartmentalization is the potential identification of isolated, untapped or incompletely swept reservoir pods that are inadequately sampled and produced at standard 80-acre spacing. The Company has developed a plan to apply advanced 3-D seismic reservoir characterization to identify and map prospective reservoir compartments to be produced by selective infill and step-out drilling. Compared to the production performance of surrounding fields with similar reservoir properties, Peoria has significantly underperformed. Cumulative field production has accounted for a 22 percent recovery of calculated original oil in place
(OOIP) of 57 MMBbl, leaving an estimated 10 percent of OOIP remaining to be produced from selective infill and stepout drilling.

     The  Company  and   Tyler-Rockies   Exploration  have  completed   detailed
geological and engineering reservoir characterization, and have leased or optioned approximately 2000 additional prospective acres in addition to the 7000 acres held by production within the Peoria Unit. The Company is currently marketing the Peoria re-development project to the industry, and expects to acquire 24.5 square miles of 3D seismic data in early 1998. After acquisition of seismic data, the Company retains a 10 percent working interest in all wells drilled within the project area.

Big Horn Basin, Wyoming and Montana

     The Big Horn basin of Wyoming and Montana is an asymmetric intermountain basin of the Rocky Mountain foreland. Initial production was established in the basin in 1906 with the discovery of Garland field. Cumulative production from the basin is in excess of 2.4 BBO and 1.8 TCF of gas. The vast majority of this production has come from Paleozoic reservoirs trapped in basin-margin anticlinal structures. The majority of major field discoveries (greater than 90 percent of field total and cumulative production) were made prior to 1950.

     Exploration Opportunity. While most of the early exploration in the basin was the result of mapping of surface structures, recent exploration efforts have focused on the application of detailed subsurface mapping to delineate structural complexities not previously observed. Because most of the producing anticlines are structurally uncomplicated at their surface expression, little exploration effort has historically been applied to defining structural compartmentalization and secondary culminations at depth. The advent of modern geophysical technology, including the application of 3-D seismic, has increased the ability to resolve the structural complexity of producing intervals. Recent exploration and exploitation success at fields such as Gooseberry, Manderson, Golden Eagle, and Enigma have resulted from this increased effort to understand and delineate smaller-scaled secondary structural features.

     The Company sees multiple exploration and exploitation opportunities in the basin to identify unrecognized and untested structural culminations along producing trends. Multiple potentially productive horizons exist on many of these structural features creating attractive project economics and exploration finding costs. The Company has identified a number of individual project focus areas, and has secured a lease position, covering approximately 2,080 gross and 2,080 net acres, on its first exploration project in the basin. There are no immediate plans to commence drilling on this prospect.

     North Zimmerman Butte. The Company has developed an exploration lead, based on subsurface geological analysis, north and west of the Zimmerman Butte field. Zimmerman Butte field was discovered in 1945 and has produced over 1.3 MMBO from several reservoirs. The productive area of the field covers less than 350 acres on a surface structural feature that extends along trend for approximately five miles. Subsurface analysis has indicated the possible presence of multiple subsidiary structural features along this structural trend. Based on the production potential of these structural leads, the Company acquired a lease covering 2080 acres in the August 1997 BLM lease sale. The leasehold position covers some but not all of the prospective acreage along trend. The Company is currently negotiating an exploration joint venture with another independent oil and gas company that controls the remaining prospective acreage, and there is no assurance that this will occur. The Company will undertake additional geological and geophysical analysis before drilling a test well.

Geological and Geophysical Expertise

     The Company's oil and gas finding capabilities are dependent upon the effective application of 3-D seismic imaging technologies. The Company has assembled a technically experienced staff of in-house geologists and geophysicists with extensive experience involving the utilization of advanced seismic data imaging and analysis, and have collectively participated in more than 100 3-D seismic projects in diverse geological trends.

     The Company also has access, both in-house and through consultants, to state-of-the-art exploration hardware and software applications. The Company owns one computer aided exploration workstation running the full suite of GeoGraphix geologic mapping and analysis software. Additionally, the Company owns one geophysical workstation employing SeisX 2-D and 3-D seismic interpretation and analysis software. Through a strategic alliance with a Denver-based 3-D seismic consulting firm (Interactive Earth Sciences
Corporation), the Company has full access to multiple UNIX-based seismic interpretation workstations running the complete Schlumberger/GeoQuest seismic analysis software package. Through this relationship, the Company also has full access to GMA seismic modeling software as well as Paradigm Geophysical's GeoDepth pre-stack depth migration software package.

Drilling Activities

     The Company drilled no gross or net wells in 1996. The Company does not anticipate the drilling of any gross or net wells during the 1997 calendar year. The Company does anticipate the drilling of an undetermined number of gross and net wells during 1998, based on ongoing exploration efforts in California and Colorado.

Production

     The Company currently does not own any oil or gas production. The Company has no immediate plans to acquire or purchase any production. The Company also has no booked reserves at the current time and any near-term reserve additions would result from successful exploration efforts.

Acreage

     The Company currently controls, through lease, farmout, and option, the following acreage position as detailed below:


        State                      Gross Acres               Net Acres
        -----                      -----------               ---------
        California                 34,123                      25,314
        Colorado                    9,000                         900
        Wyoming                     2,080                       2,080
        -------                  --------                    --------
        TOTAL                      45,203                      28,294

Competitive Advantage

     The Company believes that the cumulative experience of its technical and management team, with past exposure to more than 100 3-D seismic projects covering approximately 1,500 square miles in diverse geologic trends throughout the world results in a strong competitive advantage relative to current competition in these focus areas. The Company currently has four full-time geoscientists and a landman who are specialists in a variety of technical aspects and have extensive experience and expertise in numerous geologic regions.

     The Company's expertise in the application of advanced seismic interpretation methods includes many of the "cutting-edge" technologies necessary in today's competitive exploration environment. These advanced techniques include 3-D seismic visualization, attribute analysis, geostatistical modeling, pre-stack depth migration, and the integration of geological and engineering data in support of reservoir characterization. These advanced seismic interpretation methods allow the Company to leverage its 3-D seismic experience and expertise with significant exploration and exploitation opportunities.

     The Company generates the majority of its exploration and exploitation projects internally, and therefore is not dependent on third parties for project flow. This results in full control of all pre-drill exploration phases including the acreage position and application of seismic technology.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding (nor is the Company's property subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and has been quoted on the OTC Bulletin Board since November 1996. Effective as of November 12, 1997, the Company's trading symbol was changed from "MRVI" to "PYRX".

     The table below presents the range of high and low bid prices for the Company's Common Stock during each of the quarters indicated. These quotations were obtained from brokers who make a market in the Company's Common Stock and reflect interdealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

                                                   Bid Prices
                                                   ----------
       Quarter Ended                          High             Low
       -------------                          ----             ---

     November 30, 1996                        .125            .12
     February 28, 1997                        .0625           .0625
     May 30, 1997                             .1875           .125
     August 31, 1997                         1.6875           .25

     On November 10, 1997, the closing bid price for the Company's Common Stock was $1.50 per share.
                                       16

Number Of Stockholders Of Record

     On October 6, 1997, the number of stockholders of record of the Company was approximately 710.

Dividend Policy

     The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the expansion and continued development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of and for the seven months (from inception) ended December 31, 1996 ("1996"), and as of and for the eight months ended August 31, 1997 ("1997"). This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with 3-D seismic to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through 3-D seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During 1996, the Company commenced its business operations and identified specific initial projects for focus. The Company undertook no drilling and had no revenues from oil and gas production during 1996.

     During 1997, the Company incurred approximately $311,000 for various direct costs and expenses relating to its identified exploration and exploitation projects. The Company undertook no drilling and had no revenues from oil and gas production during 1997. To finance its operations and obtain funds for additional capital expenditures relating to its exploration projects, the Company sold equity securities through private placement offerings raising approximately $1,743,000 net to the Company.

     The Company currently anticipates that it will participate in the drilling of one to three gross exploratory wells during its fiscal year ending August 31, 1998 ("1998"), although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits."

     The Company's future financial results will depend primarily on (i) the Company's ability to discover commercial quantities of hydrocarbons; (ii) the market price for oil and gas; (iii) the Company's ability to continue to source and screen potential projects; and (iv) the Company's ability to fully implement its exploration and development program. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature of The Company's Oil And Gas Business; Absence Of Profits," "- Substantial Capital Requirements And Liquidity" and "- Risks Of Exploratory Drilling Activities."

     In connection with the implementation of its exploration and development program, the Company intends to use a portion of its existing cash resources to expand its technical and support staff. As a result, the Company anticipates that its general and administrative expenses will increase in 1998. Further, the Company anticipates incurring additional legal, administrative and accounting costs in future periods as a result of being a public company.

Results of Operations

     Inception (May 31, 1996) through December 31, 1996 ("1996") compared with the eight months ended August 31, 1997 ("1997")

     Oil and Gas Revenues and Expenses.  At August 31, 1997 (and at November 10,
1997), the Company did not own any producing or proved oil and gas properties. No oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties in 1996 or 1997. At August 31, 1997 (and at November 10, 1997), the Company did not own any proved reserves and has no oil or gas production. The Company recorded nominal depreciation expense associated with capitalized office furniture and equipment during 1996 and 1997. The Company also recorded nominal amortization expense associated with organization costs during 1996 and 1997.

     General and Administrative Expense. The Company incurred $7,000 and $101,000 in general and administrative expenses during 1996 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, and legal and accounting and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $37,000 and $80,000 from consulting fees in 1996 and 1997, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues may decrease or cease completely at any time in the future.

Liquidity and Capital Resources

     At August 31, 1997, the Company had working capital in the amount of $1,376,000. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of its equity securities.

     Cash used in investing activities during 1997 totaled $327,000. Of this amount, $298,000 was used in conjunction with the Company's oil and gas exploration and exploitation plan, and $29,000 was used for office furniture and equipment.

     The Company has no outstanding long-term debt and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plan to do so, it may incur long term debt in the future in order to fund development of oil and gas producing properties, and it may also enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES- Risks Of Exploratory Drilling Activities".

     The future development of the Company's business will require substantial capital expenditures. If all the outstanding Warrants are exercised, of which there is no assurance, the Company would receive approximately $5,651,100, net of sales commissions, from the exercise of outstanding warrants during the fiscal year ending August 31, 1998. To the extent that these warrants expire without being exercised, the Company will be limited or completely unable to fund its exploration and exploitation activities until additional financing is available. There can be no assurance such financing would be available. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Substantial Capital Requirements And Liquidity". To the extent sufficient funding is available, capital expenditures for the 12 month period ending August 31, 1998 are expected to be up to $4,500,000.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements is set forth below:

                                                                      Page
                                                                      ----

         Independent Auditor's Report                                  F-2

         Balance Sheets
             December 31, 1996 and August 31, 1997                     F-3

         Statements of Operations
             Period from Inception (May 31, 1996) to
             December 31, 1996 and Eight Months Ended
             August 31, 1997                                           F-4

         Statements of Members'/Stockholders' Equity
             Period from Inception (May 31, 1996) to
             December 31, 1996 and Eight Months Ended
             August 31, 1997                                            F-5

         Statements of Cash Flows
             Period from Inception (May 31, 1996) to
             December 31, 1996 and Eight Months Ended
             August 31, 1997                                        F-6 - F-7

         Notes To Financial Statements                             F-8 - F-14

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The directors and executive officers of the Company, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Additional information concerning each of these individuals follows the table.

       Name              Age      Position with the Company     Director Since
       ----              ---      -------------------------     --------------

D. Scott Singdahlsen      39      Chief Executive Officer,            1997
                                  President, and Chairman
                                  of the Board

Robert B. Suydam          59      Secretary                            ---

Andrew P. Calerich        33      Chief Financial Officer              ---

Gregory B. Barnett        36      Director                            1997

Keith F. Carney           41      Director                            1997


     D. Scott Singdahlsen has served as President, Chief Executive Officer, and Chairman of the Board of the Company since August 1997. Mr. Singdahlsen co-founded PYR Energy, LLC in 1996, and served as General Manager and Exploration Coordinator. In 1992, Mr. Singdahlsen co-founded Interactive Earth Sciences Corporation, a 3-D seismic management and interpretation consulting firm in Denver, where he served as officer and lead seismic interpretation specialist from 1992 to 1996. Prior to forming Interactive Earth Sciences Corporation, Mr. Singdahlsen was employed as a Development Geologist for Chevron USA in the Rocky Mountain region. At Chevron, Mr. Singdahlsen was involved in 3-D seismic reservoir characterization projects and geostatistical analysis. Mr. Singdahlsen started his career at UNOCAL as an Exploration Geologist in Midland, Texas. Mr. Singdahlsen earned a B.A. in Geology from Hamilton College and a M.S. in Structural Geology from Montana State University.

     Robert B. Suydam has served as Secretary of the Company since August 1997. Mr. Suydam co-founded PYR Energy, LLC in 1996 and served as Chief Geologist. Since 1985, Mr. Suydam served as exploration coordinator for Snyder Oil, Gerrity Oil, and Energy Minerals in Denver. Prior to this employment, Mr. Suydam served as Vice President of Exploration for National Oil Company, and as Exploration Manager for Hamilton Brothers Oil Company in Denver and Calgary. Mr. Suydam started his career as an exploration Geologist at Texaco in Denver, Calgary, and New Orleans. Mr. Suydam earned a B.S. and M.S. in Geology from the University of Wyoming.

     Andrew P. Calerich has served as Chief Financial Officer of the Company since August 1997. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting for private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas company in Denver. Mr. Calerich began his professional career in public accounting in the tax department at Arthur Andersen & Company. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College.

     Gregory B. Barnett has served as a Director of the Company since August 1997. Mr. Barnett is President of EnerCOM, Inc., a Denver-based consulting firm specializing in financial public relations for a variety of private and public petroleum companies. From 1993 to 1994, Mr. Barnett served as Director of Investor Relations at Gerrity Oil Corporation in Denver. From 1988 to 1993, Mr. Barnett was employed as Director of Investor Relations at Maxus Energy Corporation in Dallas. Mr. Barnett is past President of the Rocky Mountain chapter of the Petroleum Investor Relations Association, a member of the National Association of Petroleum Investment Analysts and National Investor Relations Institute. Mr. Barnett received a B.B.A. degree from the University of Texas-Arlington.

     Keith F. Carney has served as a Director of the Company since August 1997. Mr. Carney is Chief Financial Officer of Cheniere Energy, Inc., a Houston based public oil and gas exploration company. From 1992 to 1996, Mr. Carney was employed as a Securities Analyst in the oil and gas exploration/production sector with Smith Barney, Inc. Mr. Carney began his career as an exploration Geologist at Shell Oil after earning B.S. and M.S. degrees in Geology from Lehigh University. Mr. Carney also received a M.B.A. from the University of Denver in 1992.

Other Key Employees - Other key employees of the Company include the following:

     Kenneth R. Berry, Jr. has served as land manager for the Company since October 1997. Mr. Berry is responsible for the management of all land issues including leasing and permitting. Mr. Berry has 23 years of experience as an independent landman. Prior to joining the Company, Mr. Berry served as the managing land consultant for Swift Energy Company in the Rocky Mountain region. Mr. Berry began his career in the land department with Tenneco Oil Company after earning a B.A. degree in Petroleum Land Management at the University of Texas - Austin.

     Richard A. Castle has served as Senior Explorationist for the Company since August 1997, and is currently exploration coordinator for the San Joaquin project. Mr. Castle has 26 years of technical and management experience. Prior to joining the Company, Mr. Castle was Project Geologist for WaveTech Geophysical, a Denver based 3-D seismic service provider. From 1994 to 1996, Mr. Castle was employed as a Senior Geologist for Ampolex, USA in Denver where he served as new ventures coordinator. From 1989 to 1994, Mr. Castle was a geological consultant in Denver. From 1974 to 1989, Mr. Castle was employed by Union Pacific Resources Corporation where he served in various technical and management roles including Regional Geologist and Exploration Manager for the Pacific Division. Mr. Castle began his career at Shell Oil in Houston and Los Angeles after earning a B.S. degree in Geology at the University of Illinois and a M.S. degree in Geology from the Louisiana State University.

     Lisa A. Mallin has served as Geologist-CAEX for the Company since August 1997. Ms. Mallin is responsible for all aspects of computer aided exploration including mapping and geophysical workstation system administration. Prior to joining the Company, Ms. Mallin served in various exploration and production capacities with Amoco, Snyder Oil, Intera Information Technologies, Nicor Oil and Gas, Louisiana Land and Exploration, and Amerada Hess. Ms. Mallin earned a B.A. degree in Geology from the University of Northern Colorado.

Committees Of The Board Of Directors

     The Board of Directors currently has a Compensation Committee. The Compensation Committee has the authority to establish policies concerning compensation and employee benefits for employees of the Company. The
Compensation Committee reviews and makes recommendations concerning the Company's compensation policies and the implementation of those policies and determines compensation and benefits for executive officers. The Compensation Committee currently consists of Messrs. Barnett and Carney.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation paid to the Company's current and former President during the period from the Company's inception on May 31, 1996 until its fiscal year ended August 31, 1996, and during the fiscal year ended August 31, 1997. No employee of the Company received total salary and bonus exceeding $100,000 during either of the fiscal years ended August 31, 1996 and 1997.

                                           Annual Compensation
------------------------------------------------------------------------------------------------------------------
Name and               Fiscal                                           Long-Term                 Other Annual
Principal Position     Year Ended     Salary ($)(1)(2)  Bonus ($)       Compensation Options      Compensation ($)
------------------     ----------     ----------------  ---------       --------------------      ----------------

D. Scott Singdahlsen,  1997           $10,250            -0-             -0-                       -0-
President              1996           $ -0-              -0-             -0-                       -0-

Buddy Young,           1997           $ -0-              -0-             -0-                      15,800 (3)
Former President       1996           $ -0-              -0-             -0-                      14,000 (3)

---------------------

(1)  The dollar value of base salary (cash and non-cash) received.
(2) Includes $4,000 paid as consulting fees to Mr. Singdahlsen by PYR Energy, LLC during the period from January 1, 1997 through August 6, 1997.
(3)  The amount shown represents a consulting fee paid to Mr. Young.

The 1997 Stock Option Plan

     In August 1997, the Board of Directors of the Company approved the Company's 1997 Stock Option Plan (the "1997 Plan") which subsequently was approved by the Company's stockholders effective as of November 12, 1997. Pursuant to the 1997 Plan, the Company may grant options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1997 Plan may be administered by the Board of Directors or by an option committee that determines the terms of the options subject to the requirements of the 1997 Plan. At November 10, 1997, options to purchase 246,000 shares were outstanding under the 1997 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 10, 1997, there were 9,154,804 shares of the Company's $.001 par value common stock (the "Common Stock") outstanding. The following table sets forth certain information as of November 10, 1997, with respect to the beneficial ownership of the Company's Common Stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:


Name and Address of               Number of Shares            Percentage of
Beneficial Owner                  Beneficially Owned (1)      Shares Outstanding
----------------                  ----------------------      ------------------

D. Scott Singdahlsen              2,000,000                        21.8%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Robert B. Suydam                  1,300,000(2)                     14.2%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Gregory B. Barnett                200,000                          2.2%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Keith F. Carney                   200,000 (3)                      2.2%
915 Bay Oaks Road
Houston, Texas 77008

All Officers and Directors
 as a group                       3,700,000                       40.0%
 (five persons)

PinOak Inc.                       1,300,000 (2)                   14.2%
5037 South Oak Court
Littleton, Colorado 80127

Greyledge LLC                     889,066 (3)                      9.3%
237 Park Avenue , 21st Floor
New York, New York 10017

BSR Investments                   880,000 (3)                      9.2%
97 Avenue Henri Martin
Paris, France 75016

Bernard Young and Rebecca Young   558,138 (4)                      6.1%
as trustees for the Young
Family Trustdated October 1992
5269 Amestoy Avenue
Encino, California 91316

Gail D. Forster                   501,600 (3)                      5.3%
237 Park Avenue
New York, New York 10017

--------------------

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2) The shares shown for Mr. Suydam are owned of record by PinOak Inc. ("PinOak"). These shares are included twice in the table. They are listed as being held beneficially by both PinOak and by Mr. Suydam. PinOak is owned by Mr. Suydam's wife and Mr. Suydam is the President of PinOak.
(3) The number of shares indicated includes the following number of shares underlying warrants that currently are exercisable and held by each of the following persons: Keith F. Carney, 100,000; Greyledge LLC, 444,533; BSR Investments, 440,000; and Gail D. Forster, 250,800.
(4) The number of shares indicated does not include 30,000 shares owned by Mr. and Mrs. Young and an aggregate of 16,917 additional shares held by the son and daughter of Mr. and Mrs. Young and their spouses for themselves and as custodians for their children. Pursuant to Rule 16a-1(a)(4), Mr. and Mrs. Young disclaim beneficial ownership of shares held by their children and the spouses of their children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Of PYR Energy, LLC
------------------------------

     The Company acquired all the ownership interest in PYR Energy, LLC on August 6, 1997 in exchange for 4,000,000 shares of the Company's Common Stock. Mr. Singdahlsen received 2,000,000 shares of the Company's Common Stock in that transaction in exchange for the 50 percent of PYR Energy, LLC that he owned immediately prior to the transaction. PinOak, a company of which Mr. Suydam is the President and whose sole shareholder is Mr. Suydam's wife, received 1,300,000 shares of the Company's Common Stock in that transaction in exchange for PinOak's ownership of 32.5 percent of the ownership interests in PYR Energy, LLC immediately prior to the transaction. In connection with that transaction, the Company agreed to appoint each of Messrs. Singdahlsen, Carney and Barnett to constitute all the members of the Company's Board Of Directors.

Loan To PYR Energy, LLC
-----------------------

     In June 1997, PYR Energy, LLC borrowed $275,000 from the Company in order to fund certain of PYR Energy, LLC's obligations pursuant to PYR Energy, LLC's lease and seismic option in the San Joaquin basin. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES". PYR Energy, LLC secured that loan with a pledge of PYR Energy, LLC's interest in the lease and seismic option. The loan accrues interest at a rate of eight percent per annum. Interest is payable at the end of each calendar quarter. The loan was effectively eliminated upon consummation of the Company's acquisition of PYR Energy, LLC.

Sale Of Assets To former Director And Officer
---------------------------------------------

     Effective as of August 6, 1997, the Company sold all the assets not related to the Company's business of oil and gas exploration, development and consulting, and not related to the Company's principal office in Denver, Colorado to Buddy Young, a principal stockholder and a former director and officer of the Company. The purchase price for the assets was $32,000, which was paid in the form of a release from Mr. Young to the Company of the Company's obligation to repay the $32,000 it owed to Mr. Young. The Company's approximate $32,000 obligation to Mr. Young had been incurred through advances from Mr. Young to the Company for working capital purposes. At August 6, 1997 there were outstanding $17,852 of accounts receivable related to the assets that Mr. Young obtained the right to receive. Mr. Young also assumed all liabilities related to the assets. The Company also assigned to Mr. Young the lease for the Company's office in Encino, California, and Mr. Young assumed the Company's obligations under the lease. The Company obtained a release from the landlord for additional obligations under the lease.

     In addition to the accounts receivable described above, the assets sold to Mr. Young consisted primarily of the Company's interests in three television programs, "Heartstoppers . . . At The Movies", a two-hour television program hosted by George Hamilton, "Christmas At The Movies", a one-hour television program hosted by Gene Kelly, and "It's A Wonderful Life - A Personal Remembrance", an approximately 15-minute television program hosted by Frank Capra, Jr., and the office furniture and supplies in the Company's former office in Encino, California. The television programs previously had been held by the Company for licensing to various television and cable television operators. During the year ended August 31, 1997, the Company received licensing fees of $15,216 for the television programming assets sold to Mr. Young. The low revenue amount was mainly due to the programs' previously having been licensed in most major territories. Because, as a result of the Company's acquisition of PYR Energy, LLC, the Company determined to focus its activities on oil and gas exploration, development and consulting and to locate its principal office in Denver, Colorado, the Company determined that it was in its best interests to sell the assets of the Company that were not related to this business and to assign its office lease in Encino, California.

Placement Agent of Warrants And Significant Stockholder Under Common Control
----------------------------------------------------------------------------

     In connection with the exercise of the Warrants, the Company has agreed to pay Stonington Partners Group ("Stonington"), which served as the placement agent for the Warrants, an amount equal to eight percent of the exercise price paid in connection with the exercise of any of the Warrants. Stonington will be entitled to receive an aggregate of $491,400 if all of the Warrants are exercised. Greyledge LLC, is 100 percent owned by an individual who owns 50 percent of, and is a managing director of, Stonington. See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

         See "ITEM 7. FINANCIAL STATEMENTS" on page 19.

(a)(3) Exhibits.
       ---------

                                  Exhibit Index

Number            Description

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State on March 27, 1996 (1)

3.2 Certificate Of Amendment to the Certificate Of Incorporation effective as of November 12, 1997 filed with the Delaware Secretary Of State.

3.3               Bylaws (1)

4.1               Specimen Common Stock Certificate (4)

4.2               Specimen Class A Warrant (4)

4.3               Specimen Class B Warrant (4)

10.1 Asset Transfer, Assignment and Assumption Agreement dated April 16, 1996 between the Registrant and Bexy Communications, Inc. (2)

10.2 Form of Purchase And Sale Agreement dated as of July 31, 1997 between the Registrant and a member of PYR Energy, LLC (4)

10.3 Purchase And Sale Agreement effective as of August 6, 1997 between the Registrant and Buddy Young (4)

10.4              1997 Stock Option Plan (3)

27.1              Financial Data Schedule (4)

--------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed with the Securities And Exchange Commission ("SEC") on June 18, 1996, File No. 0-20879.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement and Form 10-SB filed with the SEC on July 3, 1996, File No. 0-20879.

(3) Incorporated by reference from the Registrant's Preliminary Information Statement filed with the SEC on October 8, 1997.

(4) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 filed with the SEC on October 24, 1997, File No. 333-38665.

(b) Reports On Form 8-K.
    --------------------

     During the fourth quarter of the fiscal year ended August 31, 1997, the Registrant filed (i) three Current Reports on Form 8-K reporting events that occurred on June 3, 1997, August 6, 1997, and August 7, 1997, respectively; and
(ii) one amended Current Report on Form 8-K/A reporting an event that occurred August 6, 1997.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)




                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PYR ENERGY CORPORATION
(Formerly Mar Ventures Inc.)

We have audited the accompanying balance sheets of PYR Energy Corporation (formerly Mar Ventures Inc.) (a development stage company) as of December 31, 1996 and August 31, 1997 and the related statements of operations, members'/stockholders' equity and cash flows for the period from inception (May 31, 1996) to December 31, 1996 and for the eight months ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation (formerly Mar Ventures Inc.) as of December 31, 1996 and August 31, 1997, and the results of its operations and its cash flows for the period from inception (May 31, 1996) to December 31, 1996 and for the eight months ended August 31, 1997 in conformity with generally accepted accounting principles.


                                            WHEELER WASOFF, P.C.


Denver, Colorado
September 23, 1997
(except for Note 8, as to which
the date is November 12, 1997)

    The accompanying notes are an integral part of the financial statements.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                     December 31,    August 31,
                                                        1996           1997

CURRENT ASSETS
  Cash                                               $    11,536    $ 1,432,281
  Accounts Receivable                                        527         10,000
  Prepaid expenses                                          --            4,196
                                                     -----------    -----------

    Total Current Assets                                  12,063      1,446,477
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                              --           28,540
  Undeveloped oil and gas prospects                         --          311,007
                                                     -----------    -----------

                                                            --          339,547
                                                     -----------    -----------

OTHER ASSETS, net                                            427          3,642
                                                     -----------    -----------

                                                     $    12,490    $ 1,789,666
                                                     ===========    ===========

                 LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $       527    $    60,064
  Accrued payroll taxes                                     --           10,184
                                                     -----------    -----------

    Total Current Liabilities                                527         70,248
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

MEMBERS'/STOCKHOLDERS' EQUITY
  Members equity                                          11,963           --
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding
         9,154,804 shares                                   --            9,155
  Capital in excess of par value                            --        1,768,088
  Deficit accumulated during the
    development stage                                       --          (57,825)
                                                     -----------    -----------

                                                          11,963      1,719,418
                                                     -----------    -----------

                                                     $    12,490    $ 1,789,666
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                                                 PYR ENERGY CORPORATION
                                               (Formerly Mar Ventures Inc.)
                                              (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS


                                                Inception             Eight Months           Cumulative
                                              (May 31, 1996)            Ended                   from
                                              to December 31,          August 31,            Inception to
                                                  1996                    1997              August 31, 1997

REVENUES
  Consulting fees                             $    37,528             $    80,000             $   117,528
  Interest                                           --                     5,596                   5,596
                                              -----------             -----------             -----------

                                                   37,528                  85,596                 123,124
                                              -----------             -----------             -----------

OPERATING EXPENSES
  General and administrative                        6,518                 101,161                 107,679
  Interest                                           --                       351                     351
  Depreciation and amortization                        47                   1,004                   1,051
                                              -----------             -----------             -----------

                                                    6,565                 102,516                 109,081
                                              -----------             -----------             -----------

                                                   30,963                 (16,920)                 14,043

INCOME APPLICABLE TO PREDECESSOR LLC
        (Note 1)                                  (30,963)                (40,905)                (71,868)
                                              -----------             -----------             -----------

NET (LOSS)                                    $      --               $   (57,825)            $   (57,825)
                                              ===========             ===========             ===========

PRO FORMA NET INCOME (LOSS) PER
   COMMON SHARE (NOTE 2)                      $      .008             $     (.004)            $      .003
                                              ===========             ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (NOTE 2)                  4,000,000               4,644,351               4,343,654
                                              ===========             ===========             ===========



                       The accompanying notes are an integral part of the financial statements.

                                                     F - 4


                                                      PYR ENERGY CORPORATION
                                                   (Formerly Mar Ventures Inc.)
                                                  (A Development Stage Company)
                                           STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                                    PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996
                                              AND EIGHT MONTHS ENDED AUGUST 31, 1997
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                 Members'           Common Stock         Capital in      During the
                                                                 Equity         ----------------------    Excess of     Development
                                                                                Shares       Amount       Par Value       Stage


Inception, May 31, 1996                                       $      --             --     $      --     $      --      $      --

Initial member contributions                                        5,000           --            --            --             --
Distributions to members                                          (24,000)          --            --            --             --
Net income                                                         30,963           --            --            --             --
                                                              -----------    -----------   -----------   -----------    -----------

Balance, December 31, 1996                                         11,963           --            --            --             --

Member contributions                                               23,000           --            --            --             --
Distributions to members                                          (42,000)          --            --            --             --
Net income - January 1, 1997 to August 5, 1997                     40,905           --            --            --             --
Issuance of common stock to members of PYR
    Energy, LLC upon merger ($.008 per share)                     (33,868)     4,000,000         4,000        29,868           --
Recapitalization of shares issued by Mar prior
    to merger                                                        --        1,059,804         1,060          (724)          --
Sale of common stock pursuant to private placement
    at $.25 per share                                                --        2,095,000         2,095       521,655           --
Sale of common stock pursuant to private placement
    at $.75 per share                                                --        2,000,000         2,000     1,498,000           --
Costs of private placement offerings                                 --             --            --        (280,711)
Net (loss) August 6, 1997 to August 31, 1997                         --             --            --            --          (57,825)
                                                              -----------    -----------   -----------   -----------    -----------

Balance, August 31, 1997                                      $      --        9,154,804   $     9,155   $ 1,768,088    $   (57,825)
                                                              ===========    ===========   ===========   ===========    ===========



                             The accompanying notes are an integral part of the financial statements.

                                                             F - 5



                                                     PYR ENERGY CORPORATION
                                                  (Formerly Mar Ventures Inc.)
                                                 (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS


                                                            Inception            Eight Months
                                                          (May 31, 1996)            Ended            Cumulative
                                                          to December 31,         August 31,         Amounts from
                                                              1996                   1997              Inception

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $    30,963          $   (16,920)         $    14,043
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Depreciation and amortization                                   47                1,004                1,051
    Changes in assets and liabilities
      (Increase) in accounts receivable                           (527)              (9,473)             (10,000)
      (Increase) in prepaids                                      --                 (2,591)              (2,591)
      Increase in accounts payable                                 527               45,103               45,630
      Increase in accrued expenses                                --                 10,183               10,183
      Other                                                       (474)              (3,277)              (3,751)
                                                           -----------          -----------          -----------

  Net cash provided by operating activities                     30,536               24,029               54,565
                                                           -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture and equipment                           --                (29,481)             (29,481)
  Cash paid for undeveloped oil and gas properties                --               (298,178)            (298,178)
                                                           -----------          -----------          -----------

  Net cash (used) in investing activities                         --               (327,659)            (327,659)
                                                           -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                  5,000               23,000               28,000
  Distributions to members                                     (24,000)             (42,000)             (66,000)
  Cash from short-term borrowings                                 --                285,000              285,000
  Repayments of short-term borrowings                             --               (285,000)            (285,000)
  Proceeds from sale of common stock                              --              2,023,750            2,023,750
  Cash paid for offering costs                                    --               (280,711)            (280,711)
  Cash received upon recapitalization and merger                  --                    336                  336
                                                           -----------          -----------          -----------

  Net cash (used) provided by financing activities             (19,000)           1,724,375            1,705,375
                                                           -----------          -----------          -----------

NET INCREASE IN CASH                                            11,536            1,420,745            1,432,281

CASH, BEGINNING OF PERIODS                                        --                 11,536                 --
                                                           -----------          -----------          -----------

CASH, END OF PERIODS                                       $    11,536          $ 1,432,281          $ 1,432,281
                                                           ===========          ===========          ===========


                             The accompanying notes are an integral part of the financial statements.

                                                             F - 6

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
            PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996
                     AND EIGHT MONTHS ENDED AUGUST 31, 1997



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the eight months ended August 31, 1997 the Company paid cash for interest on short-term borrowings of $351.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In August 1997, 4,000,000 shares of common stock were issued to the members of PYR Energy, LLC ("PYR LLC") in exchange for 100 percent of the ownership interests in PYR LLC, for which the net members equity in PYR LLC was $33,868. These shares were issued pursuant to a plan of reorganization and merger effective August 6, 1997 (Notes 1 and 3).

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

          Mar Ventures Inc. ("Mar") was incorporated under the laws of the State of Delaware on March 27, 1996 for the purpose of producing and marketing traditional television programming and marketing its film library. Mar is a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent exploration company, is engaged in the acquisition of oil and gas properties for exploration and exploitation in the Rocky Mountain region and California. As of August 31, 1997 PYR LLC had only acquired non-producing leases and acreage and no exploration had been commenced on the properties. Effective August 6, 1997, Mar transferred to its former president substantially all its assets and liabilities that were related to its film library operations. The net assets of Mar exchanged pursuant to the transaction with PYR LLC are as follows:


                      Cash                                $   336
                      Assets                                1,605
                      Liabilities                          (1,605)
                                                          -------

                                                          $   336
                                                          =======


          Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation (the "Company") (Note 8). For financial reporting purposes, the business combination was accounted for as an additional capitalization of Mar (a reverse acquisition with PYR LLC as the acquirer). The accompanying financial statements as of December 31, 1996 and August 31, 1997 and for the periods then ended are those of PYR LLC. The operations of PYR LLC will be the only continuing operations of the Company.

          Prior to the business combination, Mar loaned $275,000 to PYR LLC for amounts owed by PYR LLC with respect to its oil and gas operations. The loan was eliminated in conjunction with the successful completion of the combination of PYR LLC and Mar.

          The Company's fiscal year end is August 31.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PROPERTY AND EQUIPMENT

          Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.

          Expenditures   for   replacements,   renewals,   and  betterments  are
          capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense for 1997 was $941.

          Undeveloped oil and gas properties consists of leases and acreage acquired by the Company for its exploration and development activities. The cost of these nonproducing leases is recorded at the lower of cost or fair market value.

          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss for 1997 need to be recognized for applicable assets of continuing operations.

          ORGANIZATION COSTS

          Costs related to the organization of the Company have been capitalized and are being amortized over a period of five years.

          INCOME TAXES

          The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          PYR LLC was taxed as a Limited Liability Company until August 6, 1997, and as such was not subject to federal and state income tax. Earnings and losses through that date were included in the personal tax returns of its members, and PYR LLC did not record an income tax provision.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          At August 31, 1997, the Company had a net operating loss carryforward of approximately $33,000 that may be offset against future taxable income through 2012.

          The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

          The $6,300 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The total tax benefit is attributable to 1997.

          Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          INCOME (LOSS) PER SHARE

          Income (loss) per common share at August 31, 1997 is computed based on the weighted average number of common shares outstanding during the period then ended. Common shares issued to the members of PYR LLC upon completion of Mar's merger with PYR LLC (Note 1) are considered outstanding for all periods presented. Common stock equivalents at August 31, 1997, consisting of warrants and options, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

          Pro forma income (loss) per share has been computed based on the income (loss) of PYR LLC for the period from inception to December 31, 1996 and the eight months ended August 31, 1997 as if PYR LLC was a corporation and not a limited liability company, which distributes its earnings and losses to its members.

          SHARE BASED COMPENSATION

          In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the eight months ended August 31, 1997, the Company issued options to purchase shares of its common stock (Note 4). The effect of this issuance on pro forma net income and earnings per share it not material.

          CASH EQUIVALENTS

          For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At August 31, 1997, there were no cash equivalents.


NOTE 3 - COMMON STOCK

          Effective August 6, 1997 Mar completed a merger with PYR LLC (Note 1). In conjunction with the merger, the members of PYR LLC received 4,000,000 shares of common stock of Mar. These shares were recorded at the net member equity of PYR LLC as of that date of $33,868. The 1,059,804 Mar shares outstanding as of the date of merger were recapitalized  to  the  net  assets  of  Mar of  $336.  For  financial statement reporting purposes, this was treated as a reverse acquisition whereby PYR LLC was considered the surviving and reporting entity. For legal purposes, however, Mar remained as the surviving entity, therefore the capital structure of the Company was accordingly restated.

          In July 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

          o 2,095,000 units, at a price of $.25 per unit, consisting of 2,095,000 shares of common stock, warrants to purchase 1,047,500 shares of common stock at an exercise price of $1.25 per share before October 31, 1997, and warrants to purchase 1,047,500 shares of common stock at an exercise price of $1.75 per share before January 31, 1998. Subsequent to the offering, the warrant expiration date of October 31, 1997 was extended to January 15, 1998, and the warrant expiration date of January 31, 1998 was extended to April 15, 1998.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 3 - COMMON STOCK (CONTINUED)

          In August 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

          o 2,000,000 units, at a price of $.75 per unit, consisting of 2,000,000 shares of common stock, warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share before October 31, 1997, and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.75 per share before January 31, 1998. Subsequent to the offering, the warrant expiration date of October 31, 1997 was extended to January 15, 1998, and the warrant expiration date of January 31, 1998 was extended to April 15, 1998.

          Proceeds  from  these   offerings   were   $523,750  and   $1,500,000,
          respectively, before costs of the offerings of $280,711.


NOTE 4 - STOCK OPTION PLAN

          In August 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"). Pursuant to the 1997 Plan, the Company may grant options to purchase 1,000,000 shares of the Company's common stock to key employees and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1997 Plan will be administered by the Option Committee, which may consist of either (i) the Company's Board of Directors, or (ii) a Committee, appointed by the Board of Directors, of two or more non-employee directors. No option may be exercisable more than ten years after the granting of the option, and no options may be granted under the 1997 Plan after August 13, 2007. The exercise price of incentive options granted can not be less than the fair market value of the underlying common stock on the date the options are granted. No options granted under the 1997 Plan may be exercised until approval of the 1997 Plan by the Company's stockholders has become effective, which will be on or about November 12, 1997.

          At August 31, 1997 the status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                                                    Unvested
                           Grant         Options      Options        Options        Exercise
                           Date          Granted      Vested       Outstanding       Price


Executive Officer      Aug. 13, 1997      75,000         -           75,000          $1.50

Employees              Aug. 13, 1997      96,000         -           96,000          $1.50


                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES

          The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:

              Years ending August 31,

                         1998                           $ 35,515
                         1999                             38,685
                         2000                             38,685
                         2001                             38,685

          Rent expense was $0 and $8,694 for the period from inception to December 31, 1996 and for the eight months ended August 31, 1997, respectively.

          The Company has acquired leases covering 2,080 acres in Wyoming from the Bureau of Land Management ("BLM"). In order to maintain its rights to explore these properties, the Company is obligated to pay the BLM a maximum aggregate $3,120 annually for the undeveloped acres under lease. The amount due has been paid for the lease period October 1, 1997 to September 30, 1998.

          The Company entered into an agreement with Chevron U.S.A. Production Company ("Chevron") for the Company to farm-in oil and gas prospects located in the San Joaquin basin of California. The Company paid $275,000 upon execution of the agreement for certain rights including access to certain proprietary 2D and 3D seismic data. The agreement provides for exclusive rights to undertake oil and gas drilling and development operations on lands owned in fee by Chevron. As part of the agreement, the Company has an option to undertake the acquisition of additional 3D seismic data and has agreed to drill a test well on a portion of the prospect areas. In addition, as part of the agreement, the Company has agreed to drill an additional test well on another portion of the prospect areas. The Company has notified Chevron of its intent to undertake the acquisition of additional 3D seismic data and in September 1997 the Company paid $10,000 to Chevron as an earnest money deposit in conjunction with the agreement.

          The Company may be subject to various possible contingencies which are primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 6 - RELATED PARTY TRANSACTIONS

          In 1997 the Company paid an aggregate $14,000 in consulting fees to its President and an entity owned by an officer of the Company; and borrowed an aggregate $8,000 from two officers of the Company. The amount borrowed was repaid with interest, at 8%, of $280 by August 31, 1997.


NOTE 7 - FINANCIAL INSTRUMENTS

          FAIR VALUE

          The carrying amount reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

          CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. At August 31, 1997, cash on deposit at this financial institution exceeded federally insured amounts by approximately $1,332,000. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.


NOTE 8 - SUBSEQUENT EVENT

          Effective November 12, 1997 the Company changed its name to PYR Energy Corporation from Mar Ventures Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   PYR ENERGY CORPORATION



Date:  November 13, 1997           By:  /s/ D. Scott Singdahlsen
                                       -----------------------------------------
                                   D. Scott Singdahlsen, Chief Executive Officer


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signatures                       Title                       Date
       ----------                       -----                       ----


 /s/ D. Scott Singdahlsen         Chief Executive Officer;
------------------------------    President and Chairman       November 13, 1997
D. Scott Singdahlsen              Of The Board


 /s/ Keith F. Carney               Director                    November 13, 1997
------------------------------
Keith F. Carney


 /s/ Gregory B. Barnett            Director                    November 13, 1997
-----------------------------
Gregory B. Barnett


 /s/ Robert B. Suydam             Secretary                    November 13, 1997
----------------------------
Robert B. Suydam


 /s/ Andrew P. Calerich           Chief Financial Officer      November 13, 1997
-----------------------------
Andrew P. Calerich