Form 10QSB
period 1997-11-30
PYR ENERGY CORP
filed 1998-01-20
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------     --------------

                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                       95-4580642
 ------------------------------                       ------------------
   (State or jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  1675 Broadway, Suite 1150, Denver, CO                      80202
  -------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748
                                                          --------------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes     X      No
              -------       -------


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 20, 1998 is as follows:

    $.001 Par Value Common Stock                      9,154,804
                                                      ---------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX



PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................  3

           Balance Sheet - November 30, 1997 and August 31, 1997...........  3

           Statement of Operations - Quarter Ended November 30, 1997
           and November 30, 1996...........................................  4

           Statement of Cash Flows - Quarter Ended  November 30, 1997
           and November 30, 1996...........................................  5

           Notes to Financial Statements...................................  6

           Summary of Significant Accounting Policies......................  6

  Item 2.  Management's Discussion and Analysis or Plan of Operation.......  7


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings............................................... 10

  Item 2.  Changes in Securities........................................... 10

  Item 3.  Defaults Upon Senior Securities................................. 10

  Item 4.  Submission of Matters to a Vote of Security Holders............. 10

  Item 5.  Other Information............................................... 10

  Item 6.  Exhibits and Reports on Form 8-K................................ 10

  Signatures .............................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                     11/30/97         8/31/97
                                                   -----------      -----------
                                                   (UNAUDITED)
CURRENT ASSETS
  Cash                                             $ 1,102,796      $ 1,432,281
  Accounts receivable                                     --             10,000
  Deposits and prepaid expenses                         16,627            4,196
                                                   -----------      -----------
    Total Current Assets                             1,119,423        1,446,477
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                          37,143           28,540
  Undeveloped oil and gas prospects                    450,031          311,007
                                                   -----------      -----------
                                                       487,174          339,547
                                                   -----------      -----------
OTHER ASSETS, net                                        3,642            3,642
                                                   -----------      -----------
                                                   $ 1,610,239      $ 1,789,666
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    51,832      $    60,064
  Accrued liabilities                                    4,500           10,184
                                                   -----------      -----------
    Total Current Liabilities                           56,332           70,248
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding -
         9,154,804 shares                                9,155            9,155
  Capital in excess of par value                     1,768,088        1,768,088
  Deficit accumulated during the
   development stage                                  (223,336)         (57,825)
                                                   -----------      -----------
                                                     1,553,907        1,719,418
                                                   -----------      -----------

                                                   $ 1,610,239      $ 1,789,666
                                                   ===========      ===========


                                                  PYR ENERGY CORPORATION
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                               Cumulative from
                                                        Three Months        Three Months        Inception to
                                                       Ended 11/30/97      Ended 11/30/96         11/30/97
                                                       --------------      --------------      --------------
REVENUES
  Consulting fees                                       $    10,000         $    15,000         $   127,528
  Interest                                                   15,739                --                21,335
                                                        -----------         -----------         -----------

                                                             25,739              15,000             148,863
                                                        -----------         -----------         -----------

OPERATING EXPENSES
  General and administrative                                187,917               1,369             295,596
  Interest                                                     --                  --                   351
  Depreciation and amortization                               3,333                --                 4,384
                                                        -----------         -----------         -----------

                                                            191,250               1,369             300,331
                                                        -----------         -----------         -----------

                                                           (165,511)             13,631            (151,468)

INCOME APPLICABLE TO PREDECESSOR LLC                           --               (13,631)            (71,868)
                                                        -----------         -----------         -----------

NET (LOSS)                                              $  (165,511)        $      --           $  (223,336)
                                                        ===========         ===========         ===========

NET INCOME (LOSS) PER
   COMMON SHARE                                         $     (.018)        $      .003         $     (.029)
                                                        ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                     9,154,804           4,000,000           5,145,512
                                                        ===========         ===========         ===========

                                                       4



                                                 PYR ENERGY CORPORATION
                                              (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                         Cumulative from
                                                                Three Months        Three Months          Inception to
                                                               Ended 11/30/97      Ended 11/30/96            11/30/97
                                                               --------------      --------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $  (165,511)         $    13,631          $  (151,468)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Depreciation and amortization                                    3,333                 --                  4,384
    Changes in assets and liabilities
      (Increase)/decrease in accounts receivable                    10,000                 --                   --
      (Increase)/decrease in deposits and prepaids                 (12,432)                --                (16,628)
      Increase/(decrease) in accounts payable                       (8,232)                --                 51,832
      Increase/(decrease) in accrued liabilities                    (5,684)                --                  4,500
      Other                                                           --                   (474)              (3,750)
                                                               -----------          -----------          -----------

  Net cash provided/(used) by operating activities                (178,526)              13,157             (111,130)
                                                               -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture and equipment                            (11,935)                --                (41,418)
  Cash paid for undeveloped oil and gas properties                (139,024)                --               (450,031)
                                                               -----------          -----------          -----------

  Net cash (used) in investing activities                         (150,959)                --               (491,449)
                                                               -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                       --                  5,000               28,000
  Distributions to members                                            --                 (8,000)             (66,000)
  Cash from short-term borrowings                                     --                   --                285,000
  Repayments of short-term borrowings                                 --                   --               (285,000)
  Proceeds from sale of common stock                                  --                   --              2,023,750
  Cash paid for offering costs                                        --                   --               (280,711)
  Cash received upon recapitalization and merger                      --                   --                    336
                                                               -----------          -----------          -----------

  Net cash (used) provided by financing activities                    --                 (3,000)           1,705,375
                                                               -----------          -----------          -----------

NET INCREASE/(DECREASE) IN CASH                                   (329,485)              10,157            1,102,796

CASH, BEGINNING OF PERIODS                                       1,432,281                 --                   --
                                                               -----------          -----------          -----------

CASH, END OF PERIODS                                           $ 1,102,796          $    10,157          $ 1,102,796
                                                               ===========          ===========          ===========


                                                           5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1997


The accompanying interim financial statements of PYR Energy Corporation (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of August 31, 1997.

PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar had been a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent exploration company, had been engaged in the acquisition of oil and gas properties for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997 PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 1997, there were no cash equivalents.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.

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

          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through November 30, 1997 need to be recognized for applicable assets of continuing operations.

     ORGANIZATION COSTS - Costs related to the organization of the Company have been capitalized and are being amortized over a period of five years.

     INCOME TAXES - The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          At August 31, 1997, the Company had a net operating loss carryforward of approximately $33,000 that may be offset against future taxable income through 2012. The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined. The approximate $6,300 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Temporary differences between the time of reporting certain items for financial and tax reporting purposes are not considered significant by management of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with 3-D seismic to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through 3-D seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During the 3 months ended November 30, 1997, the Company incurred approximately $139,000 for various direct costs and expenses relating to its identified exploration and exploitation projects. The Company undertook no drilling and had no revenues from oil and gas production during this period.

     The Company currently anticipates that it will participate in the drilling of one to four gross exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     The Company currently has three active projects in the Southern San Joaquin Basin of California:

          School Road - The Company expects to commence drilling its first exploratory well on its School Road project in the second quarter of calendar 1998. The total 100% dry hole cost of this well is projected to be about $850,000. Completion costs are projected at an additional $500,000. It is anticipated that this well will take approximately 45 to 60 days to drill. The Company currently holds a 100% working interest and will present this project to potential industry partners in order to sell a significant portion of its working interest and thereby limit or eliminate its financial expenditures for the cost of the well. The Company may drill a second exploratory well on this project late in calendar 1998. The costs for this well should be similar to the first exploratory well.

          Southeast Maricopa - The Company expects to undertake acquisition of 3-D seismic data in its Southeast Maricopa project starting in the first quarter of calendar 1998. Cash commitments of as much as $2,000,000 will be required to fund the 3-D seismic permitting, data acquisition and location damages. The Company also currently holds a 100% working interest in this project and will present this project to potential industry partners in order to sell a significant portion of the working interest and thereby limit or eliminate its financial expenditures for the cost of the 3-D seismic project. The Company projects drilling an initial exploratory test well in late calendar 1998.

          East Lost Hills - The Company holds a 30% working interest in the East Lost Hills project and jointly with Armstrong Oil and Gas, Inc. (a private Denver based independent exploration company) is actively marketing this prospect to industry partners. The Company anticipates that industry partners will fund 100% of the drilling and completion costs of the initial test well and also will pay a cash consideration for the right to participate in this project. The initial test well is projected to spud in the second or third quarter of calendar 1998. The Company expects to retain a working interest of between 7.5% and 10%

     The Company has other projects identified in the Denver Basin of Colorado and Nebraska and in the Big Horn Basin of Wyoming and Montana. There is currently no plan for drilling activity in these projects for the next 12 months. In addition, the Company continues to identify and evaluate acquisition opportunities for exploration and exploitation opportunities.

     In connection with the implementation of its exploration, exploitation and potential development program, the Company may use a portion of its existing cash resources to expand its technical and support staff. As a result, the Company anticipates that its general and administrative expenses may increase during the next 12 months. Further, the Company anticipates incurring additional legal, administrative and accounting costs in future periods as a result of being a public company.

     The Company's cash balance at November 30, 1997 was $1,102,800. The Company had outstanding warrants to issue 2,047,500 shares of its common stock at $1.25 per share (the "A Warrants") and has outstanding warrants to issue 2,047,500 shares of its common stock at $1.75 per share (the "B Warrants"). The A Warrants expired on January 15, 1998 with none of the warrants being exercised. On

January 16, 1998, the Company signed a letter of intent to issue up to 2,100,000 shares of its common shares in a private placement at a price of $1.25 per share. The Company expects to receive up to $2,625,000 from this private placement by the end of January 1998, although there is no assurance that this will occur. The Company's B Warrants expire on April 15, 1998. If all the outstanding B Warrants are exercised, of which there is no assurance, the Company would receive approximately $3,261,000, net of commissions. To the extent that these warrants expire without being exercised, the Company may be limited in its ability to continue to fund its exploration and exploitation activities until additional financing is available. To the extent sufficient funding is available and depending on the level of industry partner participation in the Company's exploration projects, capital expenditures for the next 12 months could be as much as $5,000,000.

     The Company has no outstanding long-term debt and although it has no current plan to do so, it may incur long-term debt in the future in order to fund development of oil and gas producing properties.

Results of Operations

     The quarter ended November 30, 1997 compared with the quarter ended November 30, 1996

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended November 30, 1997 or 1996. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded nominal depreciation expense associated with capitalized office furniture and equipment during the quarter ended November 30, 1997.

     General and Administrative Expense. The Company incurred $188,000 and $1,000 in general and administrative expenses during the quarters ended November 30, 1997 and 1996, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, and legal and accounting and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $10,000 and $15,000 from consulting fees during the quarters ended November 30, 1997 and 1996, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues are expected to decrease or cease completely in the future.

                                    PART II.
                                OTHER INFORMATION


Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

During the quarter ended November 30, 1997, the Registrant filed two reports on Form 8-K reporting events occurring on October 27, 1997, and November 12, 1997.




                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   PYR ENERGY CORPORATION


         Signatures                         Title                   Date


 /s/ D. Scott Singdahlsen           Chief Executive Officer;    January 20, 1998
-----------------------------       President and Chairman
D. Scott Singdahlsen                Of The Board



 /s/ Andrew P. Calerich          Chief Financial Officer        January 20, 1998
-----------------------------
Andrew P. Calerich