Form 10KSB/A
period 1997-08-31
PYR ENERGY CORP
filed 1998-04-09
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

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

     During 1997, the Company incurred approximately $311,000 for acquisition of acreage and exclusive rights to undertake exploration activities with respect to its projects. The Company undertook no drilling and had no revenues from oil and gas production during 1997. To finance its operations and obtain funds for additional capital expenditures relating to its exploration projects, the Company sold equity securities through private placement offerings raising approximately $1,743,000 net to the Company.

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


                                                 PYR ENERGY CORPORATION
                                               (Formerly Mar Ventures Inc.)
                                              (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS


                                                Inception             Eight Months           Cumulative
                                              (May 31, 1996)            Ended                   from
                                              to December 31,          August 31,            Inception to
                                                  1996                    1997              August 31, 1997

REVENUES
  Consulting fees                             $    37,528             $    80,000             $   117,528
  Interest                                           --                     5,596                   5,596
                                              -----------             -----------             -----------

                                                   37,528                  85,596                 123,124
                                              -----------             -----------             -----------

OPERATING EXPENSES
  General and administrative                       18,518                 125,161                 143,679
  Interest                                           --                       351                     351
  Depreciation and amortization                        47                   1,004                   1,051
                                              -----------             -----------             -----------

                                                   18,565                 126,516                 145,081
                                              -----------             -----------             -----------

                                                   18,963                 (40,920)                (21,957)

INCOME APPLICABLE TO PREDECESSOR LLC
        (Note 1)                                  (18,963)                (16,905)                (35,868)
                                              -----------             -----------             -----------

NET (LOSS)                                    $      --               $   (57,825)            $   (57,825)
                                              ===========             ===========             ===========

PRO FORMA NET INCOME (LOSS) PER
   COMMON SHARE (NOTE 2)                      $      .005             $     (.009)            $     (.005)
                                              ===========             ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (NOTE 2)                  4,000,000               4,644,351               4,343,654
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
                                                                 Members'           Common Stock         Capital in      During the
                                                                 Equity         ----------------------    Excess of     Development
                                                                                Shares       Amount       Par Value       Stage


Inception, May 31, 1996                                       $      --             --     $      --     $      --      $      --

Initial member contributions - cash                                 5,000           --            --            --             --
Member contribution - services                                     12,000           --            --            --             --
Distributions to members                                          (24,000)          --            --            --             --
Net income                                                         18,963           --            --            --             --
                                                              -----------    -----------   -----------   -----------    -----------

Balance, December 31, 1996                                         11,963           --            --            --             --

Member contributions - cash                                        23,000           --            --            --             --
Member contribution - services                                     24,000           --            --            --             --
Distributions to members                                          (42,000)          --            --            --             --
Net income - January 1, 1997 to August 5, 1997                     16,905
           --            --            --             --
Issuance of common stock to members of PYR
    Energy, LLC upon merger ($.008 per share)                     (33,868)     4,000,000         4,000        29,868           --
Recapitalization of shares issued by Mar prior
    to merger                                                        --        1,059,804         1,060          (724)          --
Sale of common stock pursuant to private placement
    at $.25 per share                                                --        2,095,000         2,095       521,655           --
Sale of common stock pursuant to private placement
    at $.75 per share                                                --        2,000,000         2,000     1,498,000           --
Costs of private placement offerings                                 --             --            --        (280,711)
Net (loss) August 6, 1997 to August 31, 1997                         --             --            --            --          (57,825)
                                                              -----------    -----------   -----------   -----------    -----------

Balance, August 31, 1997                                      $      --        9,154,804   $     9,155   $ 1,768,088    $   (57,825)
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

                                                             F - 5



                                                     PYR ENERGY CORPORATION
                                                  (Formerly Mar Ventures Inc.)
                                                 (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS


                                                            Inception            Eight Months
                                                          (May 31, 1996)            Ended            Cumulative
                                                          to December 31,         August 31,         Amounts from
                                                              1996                   1997              Inception

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $    18,963          $   (40,920)         $   (21,957)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Depreciation and amortization                                   47                1,004                1,051
    Contributed services                                        12,000               24,000               36,000
    Changes in assets and liabilities
      (Increase) in accounts receivable                           (527)              (9,473)             (10,000)
      (Increase) in prepaids                                      --                 (2,591)              (2,591)
      Increase in accounts payable                                 527               45,103               45,630
      Increase in accrued expenses                                --                 10,183               10,183
      Other                                                       (474)              (3,277)              (3,751)
                                                           -----------          -----------          -----------

  Net cash provided by operating activities                     30,536               24,029               54,565
                                                           -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture and equipment                           --                (29,481)             (29,481)
  Cash paid for undeveloped oil and gas properties                --               (298,178)            (298,178)
                                                           -----------          -----------          -----------

  Net cash (used) in investing activities                         --               (327,659)            (327,659)
                                                           -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                  5,000               23,000               28,000
  Distributions to members                                     (24,000)             (42,000)             (66,000)
  Cash from short-term borrowings                                 --                285,000              285,000
  Repayments of short-term borrowings                             --               (285,000)            (285,000)
  Proceeds from sale of common stock                              --              2,023,750            2,023,750
  Cash paid for offering costs                                    --               (280,711)            (280,711)
  Cash received upon recapitalization and merger                  --                    336                  336
                                                           -----------          -----------          -----------

  Net cash (used) provided by financing activities             (19,000)           1,724,375            1,705,375
                                                           -----------          -----------          -----------

NET INCREASE IN CASH                                            11,536            1,420,745            1,432,281

CASH, BEGINNING OF PERIODS                                        --                 11,536                 --
                                                           -----------          -----------          -----------

CASH, END OF PERIODS                                       $    11,536          $ 1,432,281          $ 1,432,281
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

During 1996 and 1997, the President of the Company performed services for PYR LLC valued at $12,000 and $24,000, respectively. The value of these services was charged to members' equity as a non-cash contribution.

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

          OIL AND GAS PROPERTIES

          The  Company  follows  the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

          Undeveloped oil and gas properties consists of leases and acreage acquired by the Company for its exploration and development activities. As of August 31, 1997, no exploration had been commenced on the properties. The cost of these nonproducing leases is recorded at the lower of cost or fair market value.

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

                             PYR ENERGY CORPORATION
                          (Formerly Mar Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1996 and August 31, 1997


NOTE 6 - RELATED PARTY TRANSACTIONS

          In 1996 and 1997 the President of the Company performed services for PYR LLC valued at $12,000 and $24,000, respectively. The value ascribed to these services was charged to members' equity during each of the periods ended December 31, 1996 and August 6, 1997 as a capital contribution.

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





                                   PYR ENERGY CORPORATION



Date:  April 9, 1998               By:  /s/ D. Scott Singdahlsen
                                       -----------------------------------------
                                   D. Scott Singdahlsen, Chief Executive Officer


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


       Signatures                       Title                     Date
       ----------                       -----                     ----


 /s/ D. Scott Singdahlsen         Chief Executive Officer;
------------------------------    President and Chairman      April 9, 1998
D. Scott Singdahlsen              Of The Board


                                  Director
------------------------------                                -------------
Keith F. Carney


 /s/ Gregory B. Barnett           Director                    April 9, 1998
-----------------------------
Gregory B. Barnett


 /s/ Andrew P. Calerich           Chief Financial Officer     April 9, 1998
-----------------------------     and Secretary
Andrew P. Calerich