Form 10QSB
period 1998-02-28
PYR ENERGY CORP
filed 1998-04-20
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                       95-4580642
-----------------------------                -----------------------------------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

 1675 Broadway, Suite 1150, Denver, CO                       80202
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748





     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            -----  -----


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of April 17, 1998 is as follows:

          $.001 Par Value Common Stock                     9,154,804
                                                           ---------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements..........................................    3

            Balance Sheet - February 28, 1998 and August 31, 1997.........    3

            Statement of Operations - Quarter Ended and Six Months Ended
            February 28, 1998 and February 28, 1997 ......................    4

            Statement of Cash Flows - Six Months Ended February 28, 1998
            and February 28, 1997.........................................    5

            Notes to Financial Statements.................................    6

            Summary of Significant Accounting Policies....................    6

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....    8


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................    12

   Item 2.  Changes in Securities.........................................    12

   Item 3.  Defaults Upon Senior Securities...............................    12

   Item 4.  Submission of Matters to a Vote of Security Holders...........    12

   Item 5.  Other Information.............................................    12

   Item 6.  Exhibits and Reports on Form 8-K..............................    12

   Signatures.............................................................    12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                        2/28/98       8/31/97
                                                      -----------   -----------
                                                      (UNAUDITED)
CURRENT ASSETS
  Cash                                                $ 1,080,963   $ 1,432,281
  Accounts receivable                                        --          10,000
  Other receivables                                       393,047          --
  Deposits and prepaid expenses                            21,678         4,196
                                                      -----------   -----------
    Total Current Assets                                1,495,688     1,446,477
                                                      -----------   -----------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                             67,381        28,540
  Undeveloped oil and gas prospects                       414,051       311,007
                                                      -----------   -----------
                                                          481,432       339,547
                                                      -----------   -----------
OTHER ASSETS, net                                           3,642         3,642
                                                      -----------   -----------
                                                      $ 1,980,762   $ 1,789,666
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $    35,209   $    60,064
  Accrued  and other liabilities                            7,620        10,184
                                                      -----------   -----------
    Total Current Liabilities                              42,829        70,248
                                                      -----------   -----------

  Capital lease obligation                                  3,281          --
                                                      -----------   -----------

    Total Liabilities                                      46,110        70,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding - 9,154,804 shares           9,155         9,155
  Capital in excess of par value                        1,768,088     1,768,088
  Retained earnings/(accumulated deficit)                 157,409       (57,825)
                                                      -----------   -----------
                                                        1,934,652     1,719,418
                                                      -----------   -----------

                                                      $ 1,980,762   $ 1,789,666
                                                      ===========   ===========



                                               PYR ENERGY CORPORATION
                                            (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                          Three            Three              Six              Six
                                         Months           Months            Months           Months           Inception
                                          Ended            Ended             Ended            Ended            Through
                                         2/28/98          2/28/97           2/28/98          2/28/97           2/28/98
                                        ---------        ---------         ---------        ---------         ---------

REVENUES
  Consulting Fees                       $    --          $  32,528         $  10,000        $  47,528         $ 127,528
  Interest                                 10,806             --              26,545             --              32,141
  Gain on asset sale                      556,197             --             556,197             --             556,197
                                        ---------        ---------         ---------        ---------         ---------
                                          567,003           32,528           592,742           47,528           715,866


OPERATING EXPENSES
  General and administrative              173,373           17,740           361,290           28,109           504,969
  Interest                                    217             --                 217             --                 568
  Depreciation and amortization             6,427               81             9,760               81            10,811
                                        ---------        ---------         ---------        ---------         ---------
                                          180,017           17,821           371,267           28,190           516,348

NET INCOME BEFORE INCOME TAXES            386,986           14,707           221,475           19,338           199,518
   Income Taxes                             6,240             --               6,240             --               6,240

                                          380,746           14,707           215,235           19,338           193,278

INCOME APPLICABLE TO
   PREDECESSOR LLC                           --            (14,707)             --            (19,338)          (35,868)
                                        ---------        ---------         ---------        ---------         ---------

NET INCOME                              $ 380,746        $    --           $ 215,235        $    --           $ 157,410
                                        =========        =========         =========        =========         =========


NET INCOME PER COMMON SHARE             $    .042        $    .004         $    .024        $    .005         $    .028
                                        =========        =========         =========        =========         =========





                                                        4



                                                PYR ENERGY CORPORATION
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                                           Cumulative
                                                                  Six Months          Six Months         from Inception
                                                                 Ended 2/28/98       Ended 2/28/97         to 2/28/98
                                                                 -------------       -------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   215,235         $    19,338         $   193,278
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Gain on sale of assets                                           (556,197)                               (556,197)
    Depreciation and amortization                                       9,760                  81              10,811
    Changes in assets and liabilities
      (Increase)/decrease in receivables                             (383,047)               --              (393,047)
      (Increase)/decrease in deposits and prepaids                    (17,482)               (525)            (21,678)
      Increase/(decrease) in accounts payable                         (24,855)               --                35,209
      Increase/(decrease) in accrued and other liabilities             (2,564)               --                 7,620
      Other                                                              --                (3,705)             (3,750)
                                                                  -----------         -----------         -----------

  Net cash provided/(used) by operating activities                   (759,150)             15,189            (727,754)
                                                                  -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                         850,078                --               850,078
  Cash paid for furniture and equipment                               (48,602)             (1,450)            (78,085)
  Cash paid for undeveloped oil and gas properties                   (396,925)               --              (707,932)
                                                                  -----------         -----------         -----------

  Net cash provided/(used) in investing activities                    404,551              (1,450)             64,061
                                                                  -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                          --                 4,000              64,000
  Distributions to members                                               --               (12,200)            (66,000)
  Net proceeds from capital lease obligation                            3,281                --                 3,281
  Cash from short-term borrowings                                        --                  --               285,000
  Repayments of short-term borrowings                                    --                  --              (285,000)
  Proceeds from sale of common stock                                     --                  --             2,023,750
  Cash paid for offering costs                                           --                  --              (280,711)
  Cash received upon recapitalization and merger                         --                  --                   336
                                                                  -----------         -----------         -----------

  Net cash (used) provided by financing activities                      3,281              (8,200)          1,744,656
                                                                  -----------         -----------         -----------

NET INCREASE/(DECREASE) IN CASH                                      (351,318)              5,539           1,080,963

CASH, BEGINNING OF PERIODS                                          1,432,281                --                  --
                                                                  -----------         -----------         -----------

CASH, END OF PERIODS                                              $ 1,080,963         $     5,539         $ 1,080,963
                                                                  ===========         ===========         ===========



                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 1998


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

PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar had been a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, had been engaged in the acquisition of oil and gas properties for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997 PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.



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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 28, 1998, there were no cash equivalents.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.
          Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES - The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or
     production   activities.
          Undeveloped oil and gas properties consists primarily of leases and acreage acquired by the Company for its exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.
          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through February 28, 1998 need to be recognized for applicable assets of continuing operations.

     ORGANIZATION COSTS - Costs related to the organization of the Company have been capitalized and are being amortized over a period of five years.

     INCOME TAXES - The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been inclu ded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

     During the six months and quarter ended February 28, 1998, the Company incurred approximately $397,000 and $258,000, respectively for acquisition of acreage and related direct costs with respect to its identified exploration and exploitation projects. The Company undertook no drilling and had no revenues from oil and gas production during this period.

     The Company currently anticipates that it will participate in the drilling of one to four exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any su ch wells will be drilled and if drilled that any of these wells will be successful.

     The Company currently has three active projects in the Southern San Joaquin Basin of California:
          East Lost Hills - The Company has signed a joint operating agreement with seven established US and Canadian oil and gas exploration companies to participate in the drilling of a deep wildcat well to evaluate the Company's Mastiff prospect at East Lost Hills. The Mastiff well is e xpected to spud early in the second calendar quarter of 1998 and is projected to take three to four months to drill to its target depth of 18,500 feet. As part of the agreement, the industry partners have paid the Company a cash consideration and the Company will retain a carried 6.5% working interest through the tanks in this initial well. The Company currently owns an additional 3.8% working interest for which its share of drilling costs is expected to be approximately $156,000. The Company may elect to sell additional portions of its working interest or may elect to add to its current working interest in the future.

          School Road - The Company expects to commence drilling its first exploratory well on its School Road project in the second quarter of calendar 1998. The total 100% dry hole cost of this well is projected to be about $850,000. Completion costs are projected at an additional $500 ,000. It is anticipated that this well will take approximately 45 to 60 days to drill. The Company currently holds a 100% working interest and is presenting this project to potential industry partners in order to sell a significant portion of its working interest and thereby limit its financial expenditures for the cost of the well. The Company may drill a second exploratory well on this project late in calendar 1998. The costs for the second well are anticipated to be similar to the first exp loratory well.

          Southeast Maricopa - The Company has commenced acquisition of 3-D seismic data in its Southeast Maricopa project. Cash commitments of as much as $1,700,000 will be required to fund the 3-D seismic permitting, data acquisition and location damages. The Company also currently holds a 100% working interest in this project and is presenting this project to potential industry partners in order to sell a significant portion of its working interest and thereby limit or eliminate its financial expenditures for the cost of the 3-D seismic project. The Company intends to drill an initial exploratory test well here in late calendar 1998.

     The Company has other projects identified in the Denver Basin of Colorado and Nebraska and in the Big Horn Basin of Wyoming and Montana. There is currently no plan for drilling activity in these projects during the next 12 months. In addition, the Company continues to identify and evalua te acquisition opportunities for exploration and exploitation opportunities.

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

     The Company's cash balance at February 28, 1998 was $1,080,963. The Company has outstanding warrants to issue 2,047,500 shares of its common stock at $1.75 per share. These Warrants were to expire on April 15, 1998. The Company has elected to extend the expiration date of these Warrants to June 30, 1998. To the extent that these warrants expire without being exercised, the Company may be limited in its ability to continue to fund its exploration and exploitation activities until additional financing is available. The Company continues to seek additional sources of capital. To the extent sufficient funding is available and depending on the level of industry partner participation in the Company=s exploration projects, capital expenditures for the next 12 months could be as much as $5,750,000. The Company currently has no committed sources for funding of these capital expenditures.

     The Company has no outstanding long-term debt and although it has no current plan to do so, it may incur long-term debt in the future in order to fund development of oil and gas producing properties.

Results of Operations


     The six months ended February 28, 1998 compared with the six months ended February 28, 1997

Operations during the six months ended February 28, 1998 resulted in a net income of $215,435 compared to net income of $19,338 for the six months ended February 28, 1997.

     Partial Sale of Undeveloped Oil and Gas Property. During the six months ended February 28, 1998, the Company sold a portion of its East Lost Hills project to industry partners for a total of $850,078 resulting in a net gain from the sale of $556,197. The Company has retained a working in terest in this project.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the six months ended February 28, 1998 or 1997. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded nominal depreciation e xpense associated with capitalized office furniture and equipment during the quarters ended February 28, 1998 and 1997.

     General and Administrative Expense. The Company incurred $361,290 and $28,109 in general and administrative expenses during the six months ended February 28, 1998 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, legal and accounting costs relating to the Company's transition to a public company and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $10,000 and $47,428 from consulting fees during the six months ended February 28, 1998 and 1997, respectively. These revenues are considered to be ancillary to the Company=s focus of generating revenues from oil and gas production. These revenues have ceased and are not expected to occur in the future.


     The quarter ended February 28, 1998 compared with the quarter ended February 28, 1997

     Operations during the quarter ended February 28, 1998 resulted in a net income of $380,746 compared to net income of $14,707 for the quarter ended February 28, 1997.

     Partial Sale of Oil and Gas Property. During the quarter ended February 28, 1998, the Company sold a portion of its East Lost Hills project to industry partners for a total of $850,078 resulting in a net gain from the sale of $556,197. The Company has retained a working interest in this project.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended February 28, 1998 or 1997. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded nominal depreciation exp ense associated with capitalized office furniture and equipment during the quarters ended February 28, 1998 and 1997.

     General and Administrative Expense. The Company incurred $173,373 and $17,740 in general and administrative expenses during the quarters ended February 28, 1998 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, and legal and accounting costs relating to the Company's transition to a public company and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $0 and $32,528 from consulting fees during the quarters ended February 28, 1998 and 1997, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues h ave ceased and are not expected to occur in the future.









                           (Intentionally left blank)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     The Company has extended its Class "B" $1.75 Warrants from April 15, 1998 to June 30, 1998

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended February 28, 1998, the Registrant filed three reports on Form 8-K reporting events occurring on January 19, 1998, January 21, 1998 and January 30, 1998.

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

PYR ENERGY CORPORATION

       Signatures                          Title                      Date
       ----------                          -----                      ----


/s/ D. Scott Singdahlsen     Chief Executive Officer; President   April 20, 1998
--------------------------   and Chairman Of The Board
D. Scott Singdahlsen



/s/ Andrew P. Calerich       Chief Financial Officer              April 20, 1998
--------------------------
Andrew P. Calerich