Form 10QSB
period 1998-05-31
PYR ENERGY CORP
filed 1998-07-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________ to_________________


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
                             ----------------------
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





     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 1998 is as follows:

            $.001 Par Value Common Stock                9,154,804
                                                        ---------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements..........................................   3

            Balance Sheet - May 31, 1998 and August 31, 1997..............   3

            Statement of Operations - Quarter Ended and Nine Months Ended
            May 31, 1998 and May 31, 1997.................................   4

            Statement of Cash Flows - Nine Months Ended May 31, 1998
            and May 31, 1997..............................................   5

            Notes to Financial Statements.................................   6

            Summary of Significant Accounting Policies....................   6

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....   8


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................  12

   Item 2.  Changes in Securities.........................................  12

   Item 3.  Defaults Upon Senior Securities...............................  12

   Item 4.  Submission of Matters to a Vote of Security Holders...........  12

   Item 5.  Other Information.............................................  12

   Item 6.  Exhibits and Reports on Form 8-K..............................  12

   Signatures.............................................................  12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                       5/31/98        8/31/97
                                                     (UNAUDITED)
CURRENT ASSETS
  Cash                                               $   303,829    $ 1,432,281
  Accounts receivable                                       --           10,000
  Other receivables                                      191,600           --
  Deposits and prepaid expenses                           76,449          4,196
                                                     -----------    -----------
    Total Current Assets                                 571,878      1,446,477
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                            61,159         28,540
  Undeveloped oil and gas prospects                    1,871,240        311,007
                                                     -----------    -----------
                                                       1,932,399        339,547
                                                     -----------    -----------
OTHER ASSETS, net                                          3,642          3,642
                                                     -----------    -----------
                                                     $ 2,507,919    $ 1,789,666
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $    11,365    $    60,064
  Accrued  and other liabilities                         723,120         10,184
                                                     -----------    -----------
    Total Current Liabilities                            734,485         70,248
                                                     -----------    -----------

  Capital lease obligation                                 3,173           --
                                                     -----------    -----------

    Total Liabilities                                    737,658         70,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding - 9,154,804 shares          9,155          9,155
  Capital in excess of par value                       1,768,088      1,768,088
  Retained earnings/(accumulated deficit)                 (6,982)       (57,825)
                                                     -----------    -----------
                                                       1,770,261      1,719,418
                                                     -----------    -----------

                                                     $ 2,507,919    $ 1,789,666
                                                     ===========    ===========


                                              PYR ENERGY CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                          Three             Three              Nine            Nine
                                         Months            Months            Months           Months         Inception
                                          Ended             Ended             Ended            Ended           Through
                                        5/31/98           5/31/97           5/31/98          5/31/97           5/31/98

REVENUES
  Consulting Fees                     $      --         $    40,000       $    10,000      $    87,528       $   127,528
  Interest                                  5,174              --              31,719             --              37,315
  Gain on asset sale                         --                --             556,197             --             556,197
                                      -----------       -----------       -----------      -----------       -----------
                                            5,174            40,000           597,916           87,528           721,040


OPERATING EXPENSES
  General and administrative              163,343             7,216           524,633           35,325           668,312
  Interest                                   --                --                 217             --                 568
  Depreciation and amortization             6,223               253            15,983              334            17,034
                                      -----------       -----------       -----------      -----------       -----------
                                          169,566             7,469           540,833           35,659           685,914

INCOME/(LOSS) BEFORE INCOME TAXES        (164,392)           32,531            57,083           51,869            35,126
   Income Taxes                              --                --               6,240             --               6,240
                                      -----------       -----------       -----------      -----------       -----------
                                         (164,392)           32,531            50,843           51,869            28,886

INCOME APPLICABLE TO
   PREDECESSOR LLC                           --             (32,531)             --            (51,869)          (35,868)
                                      -----------       -----------       -----------      -----------       -----------

NET INCOME/(LOSS)
                                      $  (164,392)      $      --         $    50,843      $      --         $    (6,982)
                                      ===========       ===========       ===========      ===========       ===========

NET INCOME/(LOSS)
 PER COMMON SHARE                     $     (.018)      $      .008       $      .006      $      .013       $      .005
                                      ===========       ===========       ===========      ===========       ===========

COMMON SHARES OUTSTANDING               9,154,804         4,000,000         9,154,804        4,000,000         6,097,228





                                                        4


                                              PYR ENERGY CORPORATION
                                          (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                            Cumulative
                                                                   Nine Months         Nine Months      from Inception
                                                                 Ended 5/31/98       Ended 5/31/97          to 5/31/98

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $    50,843         $    51,869         $    28,886
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
    Gain on sale of assets                                            (556,197)                               (556,197)
    Depreciation and amortization                                       15,983                 334              17,034
    Changes in assets and liabilities
      (Increase)/decrease in receivables                              (181,600)               --              (191,600)
      (Increase)/decrease in deposits and prepaids                     (72,253)             (2,500)            (76,449)
      Increase/(decrease) in accounts payable                          (48,699)              1,628              11,365
      Increase/(decrease) in accrued and other liabilities              (2,564)            (15,001)              7,620
      Other                                                               --                (3,705)             (3,750)
                                                                   -----------         -----------         -----------

  Net cash provided/(used) by operating activities                    (794,577)             38,330            (763,091)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                        1,050,078                --             1,050,078
  Cash paid for furniture and equipment                                (48,602)             (3,340)            (78,085)
  Cash paid for undeveloped oil and gas assets                      (1,338,632)               --            (1,649,729)
                                                                   -----------         -----------         -----------

  Net cash provided/(used) in investing activities                    (337,156)             (3,340)           (677,736)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                           --                 4,000              64,000
  Distributions to members                                                --               (36,200)            (66,000)
  Net proceeds from capital lease obligation                             3,281                --                 3,281
  Cash from short-term borrowings                                         --                  --               285,000
  Repayments of short-term borrowings                                     --                  --              (285,000)
  Proceeds from sale of common stock                                      --                  --             2,023,750
  Cash paid for offering costs                                            --                  --              (280,711)
  Cash received upon recapitalization and merger                          --                  --                   336
                                                                   -----------         -----------         -----------

  Net cash (used) provided by financing activities                       3,281             (32,200)          1,744,656
                                                                   -----------         -----------         -----------

NET INCREASE/(DECREASE) IN CASH                                     (1,128,452)              2,790             303,829

CASH, BEGINNING OF PERIODS                                           1,432,281                --                  --
                                                                   -----------         -----------         -----------

CASH, END OF PERIODS                                               $   303,829         $     2,790         $   303,829
                                                                   ===========         ===========         ===========

                                                          5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 1998


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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 1998, there were no cash equivalents.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.
          Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES - The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.
          Undeveloped oil and gas properties consists primarily of leases and acreage acquired by the Company for its exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.
          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through May 31, 1998 need to be recognized for applicable assets of continuing operations.

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

     During the nine months and quarter ended May 31, 1998, the Company incurred approximately $2,054,000 and $1,657,000 respectively, for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to its identified exploration and exploitation projects. During the quarter ended May 31, 1998, the Company commenced drilling operations with an initial exploration well on its Mastiff prospect at East Lost Hills in California. The Company has prepaid a total of $156,000 for its share of the cost of this well. As of the date of this report, this well continues to drill toward the total depth of 19,000 feet. The Company has had no revenues from oil and gas production.

     The Company currently anticipates that it will participate in the drilling of two to four additional exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     The Company currently has three active projects in the Southern San Joaquin Basin of California:

          East Lost Hills - The Company signed a joint operating agreement with seven established US and Canadian oil and gas exploration companies to participate in the drilling of a deep wildcat well to evaluate the Company's Mastiff prospect at East Lost Hills. The Mastiff well was spud on May 14, 1998 and is projected to reach its target depth of 19,000 feet by mid-September. The Company currently owns an approximate 10.38% working interest in this well. PYR and its partners control approximately 23,000 acres over this prospect.

          School Road - On May 29, 1998, the Company signed a participation agreement with Seneca Resources Corporation for the drilling of PYR's Rainbow 'Stevens' exploration prospect in this area. Seneca, which is the oil and gas subsidiary of National Fuel Gas Company, will operate. The Rainbow exploration well is anticipated to spud in July, and is expected to take 30 to 45 days to reach total depth of 12,500 feet. This well is being drilled to test multiple Upper Miocene, 'Stevens' sands in a combination structural/stratigraphic feature defined by 3-D seismic data. Similar 'Stevens' sand reservoirs typically produce light oil (28 to 42 degree API gravity) and associated natural gas. The Rainbow prospect is one of four prospects identified and mapped by the Company from 3-D seismic data within the School Road project. Although there can be no assurance, PYR and Seneca may drill a second prospect around the end of calendar year 1998. PYR retained an ultimate 40% working interest at School Road and as a result of the agreement with Seneca, will have no obligation to fund any drilling or completion costs toward the initial exploration well.

          Southeast Maricopa - The Company has completed acquisition of approximately 52 square miles of 3-D seismic data over its Southeast Maricopa project. Western Geophysical acted as seismic contractor for the data acquisition. The Company has prepaid a total of $662,500 toward the total acquisition cost of $1,378,000. Permitting, location damages and processing are expected to add as much as $300,000 to the total cost of this project. The Company currently holds a 100% working interest and has identified a number of prospect leads based on 2-D seismic data. The 3-D seismic data is expected to further refine some of these leads into drillable prospects. The Company may present this project to potential industry partners in order to sell an appropriate portion in order to limit or eliminate financial risk associated with exploratory drilling and to potentially recapture some or all of the initial investment. The Company projects drilling an initial exploratory test well here before the end of calendar year 1998.

     The Company has other projects identified in the Denver Basin of Colorado and Nebraska, the Williston Basin of North Dakota and in the Big Horn Basin of Wyoming and Montana. The Company is currently identifying specific areas to begin leasing acreage with the intent of drilling at least one exploration well as soon as appropriate funding (of which there is no assurance) has been obtained. In addition, the Company continues to identify and evaluate acquisition opportunities for exploration and exploitation opportunities.

     The Company's cash balance at May 31, 1998 was $303,829. Also at May 31, 1998, the Company had outstanding warrants to issue 2,047,500 shares of its common stock at $1.75 per share. These Warrants were to expire on June 30, 1998. The Company has elected to extend the expiration date of these Warrants to July 31, 1998 and has adjusted the exercise price to $.85. To the extent that these warrants expire without being exercised, the Company may be limited in its ability to continue to fund its exploration and exploitation activities until additional financing is available. Although the Company currently has no committed sources for funding of its capital expenditures, the Company continues to seek additional sources of capital.

     The Company has no outstanding long-term debt and although it has no current plan to do so, it may incur long-term debt in the future in order to fund development of oil and gas producing properties.

Results of Operations


     The nine months ended May 31, 1998 compared with the nine months ended May 31, 1997

     Operations during the nine months ended May 31, 1998 resulted in net income of $51,869 compared to net income of $50,843 for the nine months ended May 31, 1997.

     Partial Sale of Undeveloped Oil and Gas Property. During the nine months ended May 31, 1998, the Company sold a portion of its East Lost Hills project to industry partners for a total of $850,078 resulting in a net gain from the sale of $556,197. The Company has retained a working interest in this project.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the nine months ended May 31, 1998 or 1997. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $15,983 and $334 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended May 31, 1998 and 1997, respectively.

     General and Administrative Expense. The Company incurred $524,633 and $35,325 in general and administrative expenses during the nine months ended May 31, 1998 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, legal and accounting costs relating to the Company's transition to a public company and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $10,000 and $87,528 from consulting fees during the nine months ended May 31, 1998 and 1997, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues have ceased and are not expected to occur in the future.


     The quarter ended May 31, 1998 compared with the quarter ended May 31, 1997

     Operations during the quarter ended May 31, 1998 resulted in a net loss of ($164,392) compared to net income of $32,531 for the quarter ended May 31, 1997.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended May 31, 1998 or 1997. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $6,223and $253 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended May 31, 1998 and 1997, respectively.

     General and Administrative Expense. The Company incurred $163,343 and $7,216 in general and administrative expenses during the quarters ended May 31, 1998 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, and legal and accounting relating to the Company's transition to a public company and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan.

     Consulting Fee Revenue. The Company generated $0 and $40,000 from consulting fees during the quarters ended May 31, 1998 and 1997, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues have ceased and are not expected to occur in the future.









                           (Intentionally left blank)

PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended May 31, 1998, the Registrant filed four reports on Form 8-K:
     A Form 8K was filed on March 4, 1998 reporting a press release dated March 2, 1998,
     A Form 8K was filed on March 25, 1998 reporting a press release dated March 19, 1998,
     A Form 8K was filed on April 27, 1998 reporting a press release dated April 20, 1998 and
     A Form 8K was filed on May 18, 1998 reporting a press release dated May 15, 1998.


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


     PYR ENERGY CORPORATION

     Signatures                       Title                             Date
     ----------                       -----                             ----


/s/ D. Scott Singdahlsen    Chief  Executive  Officer; President   July 15, 1998
------------------------     and Chairman Of The Board
D. Scott Singdahlsen


/s/ Andrew P. Calerich      Chief Financial Officer                July 15, 1998
------------------------
Andrew P. Calerich