Form 10KSB
period 1998-08-31
PYR ENERGY CORP
filed 1998-12-04
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from_________________ to___________________

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                             ----------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 1998 were $46,145.

     The aggregate market value of the voting stock held by non-affiliates computed based on the last sale price of such stock as of December 2, 1998, was $16,538,417.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of December 2, 1998 is as follows:

          $.001 Par Value Common Stock              9,421,470

                                     PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     PYR Energy Corporation (the "Company") is an independent exploration company that applies advanced 3-D seismic and computer aided exploration ("CAEX") technology to systematically explore for and exploit onshore domestic natural gas and oil accumulations in the western United States. With a primary technical focus, the Company has ongoing exploration and exploitation activities primarily in the San Joaquin basin of California, and to a lesser degree in the Denver basin of Colorado and Nebraska, the Big Horn basin of Wyoming, and the central Montana trough of Montana.

     Since its inception in 1996, the Company has developed a number of exploration and exploitation projects possessing a critical mix of high-potential, high-risk exploration targets and moderate-potential, moderate-risk exploitation plays. The Company generates most of its exploration projects internally, and therefore has the ability to retain a sizeable working interest in each project based on associated project risk and financial leverage through industry joint ventures. The Company attempts to limit financial exposure on a project by project basis by forming industry alliances through which the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. The Company does not intend to operate the drilling of project wells.

     The Company has successfully assembled a highly motivated geoscience and management team with extensive technical experience, as well as a proven track record of resource exploitation and business development. The Company was founded by Scott Singdahlsen, a geophysicist who previously was a founder of Interactive Earth Sciences Corporation, a 3-D seismic consulting firm in the Rocky Mountain region, and by Robert Suydam, a geologist employed by a number of oil and gas exploration companies for an aggregate of over 30 years. The Company's technical/management team of goephysicists and geologists brings together substantial experience in exploration, exploitation, and the application of advanced geological and geophysical technology. Historically, the Company's technical team has had exposure to more than 100 3-D seismic surveys. This experience has resulted in development of expertise in the application of seismic technology for exploration and exploitation.

     The Company was incorporated in March 1996 in the state of Delaware under the name Mar Ventures Inc. Prior to August 6, 1997 the Company's business consisted of the marketing of traditional television programming from a limited film library to television and cable television operators. Effective as of August 6, 1997, the Company purchased all the ownership interests of PYR Energy, LLC, an oil and gas exploration company founded in May 1996 by Scott Sindahlsen and Robert Suydam, and, in a separate transaction, it sold its former business to the prior president of the Company. Also on that date, the Company issued units of its common stock and common stock purchase warrants for an aggregate of $1,500,000. The warrants subsequently expired without exercise. Upon consummation of the acquisition of PYR Energy, LLC, the former officers and directors of the Company resigned, and the directors and officers of PYR Energy, LLC, together with another individual, became the officers and directors of the Company. Effective as of November 12, 1997, the Company changed its name to PYR Energy Corporation.

Current Status

     During fiscal 1998, the Company and other working interest owners commenced drilling on the Company's first two test wells - the Bellevue #1-17 on the Company's East Lost Hills prospect, which commenced drilling in May 1997, and the Federal #67X-30, which commenced drilling in July 1997 on the Company's School Road prospect. The School Road test well was plugged and abandoned on September 18, 1998 although the Company is evaluating the results in order to determine any potential future exploration possibilities at its School Road acreage.

     On November 23, 1998, the East Lost Hills prospect well suffered a blowout after having reached a depth of approximately 17,600 feet out of targeted total depth of 19,000 feet. Bellevue Resources, Inc., a subsidiary of Elk Point Resources, Ltd., is the operator of the well and is currently attempting to get the well blowout under control. If this can be achieved, then the Company and the other working interest owners will evaluate the situation and determine the manner for proceeding. See " - Southern San Joaquin Basin, California".

     In  October  and  November   1998,  the  Company  issued  $2.5  million  of
Convertible Promissory Notes in a private placement to a limited group of investors. These notes are convertible into the Company's convertible preferred stock (subject to authorization of the preferred stock by the Company' s stockholders), which would then be convertible into the Company's common stock. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Private Placement of Notes".

     The Company's offices are located at 1675 Broadway, Suite 1150, Denver, Colorado 80202, telephone number (303) 825-3748.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

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

Oil And Gas Prices; Marketability Of Production

     Even if the Company is able to discover or acquire oil and gas production, of which there is no assurance, the Company's revenues, profitability and liquidity will be highly dependent upon prevailing prices for oil and natural gas. Oil and gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. There can be no assurance that current price levels can be sustained. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of the Company' s gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

Reliance On Industry Participants

     The Company attempts to limit financial exposure on a project by project basis by forming industry alliances where the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. If the Company were not able to form these industry alliances, this could limit the Company's ability to fully implement its business plan and could have a material adverse effect on the Company's business, financial condition and results of operations.

Non-Operator Status

     The Company focuses primarily on providing 3-D imaging and analysis and relies upon other project partners to provide and complete all other project operations and responsibilities including operating, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over a significant number of a project's operations or the associated costs of such operations. The success of a project is dependent upon a number of factors which are outside of the Company's area of expertise and project responsibilities. Such factors include: (i) the availability of favorable term leases and required permitting for projects, (ii) the availability of future capital resources by the Company and the other participants to the purchasing of leases and the drilling of wells, (iii) the approval of other participants to the purchasing of leases and the drilling of wells on the projects and (iv) the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas. The Company's reliance on other project partners and its limited ability to directly control certain project costs could have a material adverse effect on the realization of expected rates of return on the Company's investment in certain projects.

Ability To Discover Reserves

     The Company's future success is dependent upon its ability to economically locate oil and gas reserves in commercial quantities. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company, if any, will decline as reserves are produced. The Company's ability to do so is dependent upon a number of factors, including its participation in multiple exploration projects and its technological capability to locate oil and gas in commercial quantities. Because the Company may rely upon other industry participants to develop the Company's exploration projects, no assurances can be given that the Company will have the opportunity to participate in projects which economically produce commercial quantities of hydrocarbons in amounts necessary to meet its business plan or that the projects in which it elects to participate will be successful. There can be no assurance that the Company's planned projects will result in significant reserves or that the Company will have future success in drilling productive wells at low reserve replacement costs. The Company has not yet established any oil and gas production, nor has it booked any proved reserves.

Substantial Capital Requirements And Liquidity

     In order to continue its oil and gas exploration plans fully, the Company anticipates that it will need additional funding. In October and November 1998, the Company closed a private placement resulting in a capital infusion of $2,500,000. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Private Placement Of Notes". After paying existing outstanding commitments, the Company anticipates having approximately $1,000,000 of the funds to cover future business expenditures. The Company does not have a steady source of revenue to provide funding to sustain operations. There is no assurance that the Company will be able to obtain a reliable source of revenue to sustain its operations.

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

General Risks Of Oil And Gas Operations

     The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blowouts, such as the blowout at the exploratory well in which the Company has an interest in East Lost Hills, and encountering formations with abnormal pressures, the occurrence of any of which could result in losses to the Company. The Company will maintain insurance against some, but not all, of these risks in amounts that management believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on the Company's financial position. See "--Significant Properties--Southern San Joaquin Basin, California" concerning the blowout at the East Lost Hills exploratory well.

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

Government Regulations And Environmental Risks

     The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although the Company intends to be in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future. The recent blowout of the well East Lost Hills exploratory well in which the Company has an interest raises a number of these risks. Although the Company currently believes that costs related to the blowout and the release of potential pollutants into the atmosphere are covered by insurance, there is no assurance that this is the case. Until the blowout is brought under control and the Company and the operator of the well can assess the situation and potential costs, the Company cannot quantify potential costs to the Company. See "--Significant Properties--Southern San Joaquin Basin, California".


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

Concentration Of Risks; Lack Of Diverse Business Operations

     The Company is currently pursuing only the oil and gas exploration business. Although the Company is involved in other oil and gas projects, it is concentrating the majority of its initial oil and gas exploration efforts on approximately 60,000 gross and 31,000 net exploratory acres in the San Joaquin basin. Although the Company is involved in three separate and distinct projects in the San Joaquin basin, the Company's exploration efforts are concentrated in this same general area and this lack of diverse business operations subjects the Company to a certain degree of concentration of risks. The future success of the Company may be dependent upon its success in discovering and developing oil and gas in commercial quantities on its San Joaquin properties and upon the general economic success of the oil and gas industry.

Certain Definitions

     Unless otherwise indicated in this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60(degree)Fahrenheit. Oil equivalents are determined using the ratio of 6 Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that 6 Mcf of natural gas are referred to as one barrel of oil equivalent or "BOE".

     As used in this Annual Report, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBoe" means million barrels of oil equivalent, "MMBbl" means million barrels, "MMBO" means million barrels of oil, "BBO" means billion barrels of oil and "Tcf" means trillion cubic feet.

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

Strategy

     The Company's business strategy is to continue to enhance shareholder value by leveraging its technical experience and expertise with 3-D seismic technology to identify exploration and exploitation projects with significant potential reserves and economic results based on the application of appropriate technology and suitable project risk management. The Company's ongoing goal is to increase its reserve base through a focus on mature hydrocarbon basins where it believes that the historical under-utilization of seismic technology creates tremendous opportunities. It is the Company's view point that the systematic application of advanced seismic imaging and visualization to exploration can significantly reduce drilling risk and enhance financial results. The Company's strategy is to focus on applying 3-D seismic technology to explore properties that lie within these mature basins and that offer oil and gas reserves that would be materially significant to the Company.

     The Company has a three-pronged corporate approach for the application of exploration technology in these mature basins. The three components of this strategy are set forth below:

     * Internal generation of exploration and exploitation prospects with special emphasis on 3-D seismic application to stratigraphic play concepts.

     * Identification and exploitation of non-performing and under-utilized existing 3-D seismic surveys and acreage positions in which the application of technical expertise and advanced interpretation and visualization methodologies could significantly impact drilling results.

     * Development of alliances with exploration and production companies that lack advanced technical resources and expertise.

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

Significant Projects

     The Company's exploration activities are primarily focused on the southern San Joaquin basin of California. The Company also has projects identified in selective Rocky Mountain basins. Advanced seismic imaging of the structural and stratigraphic complexities, common to these regions, provides the Company with enhanced ability to identify significant hydrocarbon potential. A number of these projects, especially in the San Joaquin basin, offer multiple drilling opportunities with individual wells having the potential capability of encountering multiple reservoirs.

     The following provides a summary and status of the Company's exploration areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, the Company is continually reviewing additional opportunities in these core areas and in other areas that meet certain exploration and exploitation criteria. There is no assurance that drilling opportunities will continue to be identified in the current project portfolio or will be successful if drilled.

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

     The San Joaquin contains six of the 25 largest oil fields in the U.S. All six of these fields were discovered between 1890 and 1911, a full decade prior to the discovery of the first giant Texas oil field. The basin accounts for 34 percent of California's actively producing fields, yet produces more than 75 percent of the state's total oil and gas production. Most of the production within the basin is located along the western and southern end of Kern County. San Joaquin basin production totals for 1997 reported by the California Department of Oil and Gas for all producers in the aggregate indicate total production of 246.9 MMBoe. Of this figure, Kern County accounts for over 90 percent of the oil production from the San Joaquin Basin.

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

     The basin as a whole has suffered from a lack of applied exploration technology and deep drilling. Approximately one percent of the total basin wells have been drilled to a depth greater than 12,000 feet, with none of the 2,000 wells drilled during 1996 being to a depth greater than 12,000 feet. Additional 1996 statistics indicate that the average well depth drilled during the year was just slightly more than 1,800 feet. Three-dimensional seismic has been employed only in limited quantity and in certain areas of the basin.

     Tenneco and ARCO shot a limited number of 3-D surveys in the mid- to late-1980s on the Bakersfield Arch and to the south in the Yowlumne area. With the ongoing retrenchment of majors in the basin, independents such as Torch, Nuevo Energy, Vintage Petroleum, HarCor Energy and Enron Oil & Gas have moved into prominent positions within the basin and are bringing applied geoscience technologies with them. More 3-D surveys have been acquired in the last two years than in all the previous years combined. This trend is expected to accelerate in the upcoming years as a renewed emphasis is placed on 3-D seismic exploitation and exploration.

     With limited exploration in the San Joaquin basin since the "boom" days of the early 1980s, the Company believes that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested with modern seismic technology and the drill bit. In addition, retrenchment of the majors in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies are opening up these fee acreage positions to outside exploration by aggressive independent companies. The Company has identified and negotiated exclusive access to three high-potential exploration plays in the southern San Joaquin basin.

     East Lost Hills. The Company has identified and has undertaken technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature.

     This unconventional deep prospect has significant structural and reservoir risk, but the potential for large reserves makes it an attractive play. In a joint effort with Denver based Armstrong Resources LLC ("Armstrong"), the Company has analyzed and interpreted over 350 miles of high-resolution 2-D seismic data to help refine the structural mapping of the prospect. Advanced pre-stack depth migration and interpretation clearly defines a deep sub-thrust structure. Two wells drilled to the east of the prospect, in the mid-1970s, proved the productivity potential of free oil (42 degree API) and gas at depths below 17,000 feet. Ongoing source rock and maturation modeling suggests that the oil generation window exists at depths between 15,000 and 17,000 feet, and that early migration of hydrocarbons should preserve reservoir quality at East Lost Hills.

     In early 1998, the Company and Armstrong entered into an exploration agreement with a number of established Canadian partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. Bellevue Resources, Inc., a subsidiary of Elk Point Resources, Ltd., is operator of the well. Currently, other participants in the well are: Berkley Petroleum Corporation, Ceniarth Inc., Paramount Resources, Ltd., Richland Petroleum Corporation, Westminister Resources, Ltd, STB Energy, Inc., Kookaburra Resources, and Hilton Petroleum Company. PYR received cash consideration for its share of acreage in this play and a carried 6.475% working interest through the tanks. PYR owns an additional 4.1% working interest for a total before payout working interest of 10.575%, which reduces to 9.253% after payout.

     The Bellvue Resources et al #1-17 East Lost Hills well, located in SE1/4. Sec 17, T26S, R21E, Kern County, California, commenced drilling on May 15, 1998. The well is designed to test prospective Miocene sandstone reservoirs in the Temblor Formation. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. If the operator and the well control team are able to bring the well under control, a determination will then be made concerning the manner in which to proceed. The Company and its joint working interest owners control approximately 23,000 gross acres of leasehold over the prospect.

     At the time that the #1-17 East Lost Hill well was sidetracked, one of the participants (the "Declining Participant") claimed that it had the right to decline to participate in the sidetracking operations and still maintain its interest in the well, subject to a "non-consent" penalty. The operator and the other participants dispute the right of the Declining Participant to maintain its interest in the well on this basis, and proceeded with the sidetracking operation while denying the Declining Participant's right to maintain its interest. Although the Company believes its position on this matter is correct, if it loses this dispute, the after-payout working interest of the Company in the well and in the other acreage subject to the related exploration agreement could be reduced to approximately 9.085%.

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

     During 1998, the Company completed acquisition of approximately 52 square miles of 3-D seismic data over its Southeast Maricopa exploration project. Western Geophysical Company acted as the Company's seismic contractor for the data acquisition. The processed data was delivered to the Company on October 29, 1998 and the Company is currently in the process of interpreting the data in order to identify drillable prospects. It is anticipated that the interpretation will take as long as three months to complete before taking this project to potential industry partners for participation. The Company intends to sell an appropriate portion of its interest in this project in order to receive a cash consideration and/or a carried interest in the drilling of one or more exploration wells. The Company intends to drill at least one exploration well on this prospect during the second quarter of calendar 1999. No drilling commitments have been made or received.

     Basin wide, the Stevens sands have produced in excess of 1,350 MMBbl, with mean field size being in excess of 70 MMBbl. Stevens sand production is primarily from stratigraphic traps, and ranges in depth from 7,500 feet to over 14,000 feet. Reservoir quality is good with porosites ranging up to the mid 20 percent range. Oil gravities range from 28 to 55 degree API with the lighter oil occurring in deeper production to the south. With the superior reservoir quality and light hydrocarbons, the Stevens' reservoirs make an attractive exploration target with significant potential reserves.

     Directly surrounding the Chevron acreage position, five fields produce from Stevens equivalent sands. These fields include Landslide (14.9 MMBoe), Paloma (132.9 MMBoe), Rio Viejo (7.9 MMBoe), San Emido Nose (21.1 MMBoe), and Yowlumne (117.2 MMBoe). These fields all show stratigraphic trapping mechanisms including updip sand pinch-outs, lateral facies variation, and differential compaction. These five fields produced over 1.77 MMBbls of light oil and associated natural gas in 1997 (1997 Production Statistics, California Department of Oil and Gas), and have cumulative aggregate historical production in excess of 300 MMBoe. Per well cumulative production ranges from a low of 690 MBbl to 2.1 MMBbl, with a mean value of 1.3 MMBbl.

     The objective of the School Road/Southeast Maricopa exploration program is to apply advanced 3-D seismic technology and advanced interpretation methods, within a detailed sequence stratigraphic framework, to identify stratigraphic relationships and potential traps. Exploration for Stevens stratigraphic traps with 2-D seismic data has proven to be largely unsuccessful due to the lack of sufficient line density to resolve the stratigraphic complexity necessary to delineate trapping mechanisms. The discovery of the Landslide field in 1985 resulted from the application of 3-D seismic exploration. By today's standard, that data suffered from low fold, low frequency, short offset, and generally poor imaging of detailed stratigraphic relationships. Advances in field acquisition, data processing, and visualization methods since the mid-1980s should allow much more detailed seismic analysis of complex stratigraphic geometries and trapping mechanisms.

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

     On June 1, 1998, the Company executed a participation agreement with Houston based Seneca Resources for the Company's School Road acreage. The drill to earn agreement provided PYR with a prospect fee and a carried through-the-tanks working interest in an initial exploration well. PYR would ultimately retain a 40% working interest in the School Road acreage. Drilling operations on the Federal #67X-30 located in SE1/4, SEC 30, T32S, R25E were commenced on July 28, 1998. The well was drilled to a total depth of 12,508 feet and although hydrocarbons were encountered, detailed log analsysis of the well indicated that the reservoir was tight and incapable of sustaining commercial production. The well was plugged and abandoned on September 18, 1998. PYR is currently evaluating the results of the well and incorporating the new well control into the seismic model in order to determine any potential future exploration opportunities at its School Road acreage.

     San Emidio. In November 1998, the Company exchanged 266,666 shares of its common stock for 39 square miles of 3-D seismic data and oil and gas leases covering approximately 5,400 acres adjacent to the Company's Southeast Maricopa exploration project. The Company intends to incorporate this 3-D seismic data with the newly acquired data at its Southeast Maricopa acreage in order to further understand the complex stratigraphic geometries and trapping mechanisms. After interpretation and evaluation, there have been two prospective areas identified within the acreage position. The Company may present this project to potential industry partners in conjunction with its Southeast Maricopa project or may create an independent project for presentation. The Company's approach will be to obtain industry partner participation in order to receive a carried interest in the drilling of one or more exploration wells. The Company expects to drill an exploration well here in the first or second quarter of calendar year 1999. No drilling commitments have been made or received.

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

     During the past 10 years, the Denver basin has been one of the most actively drilled areas in the U.S. due to low drilling costs and low reserve base risk. Most of the activity has centered on down-spaced drilling for Codell/Niobrara and Sussex/Shannon/ Parkman targets in the Wattenburg area, a basin-center gas accumulation.

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

     North Zimmerman Butte. The Company has developed an exploration lead, based on subsurface geological analysis, north and west of the Zimmerman Butte field. Zimmerman Butte field was discovered in 1945 and has produced over 1.3 MMBO from several reservoirs. The productive area of the field covers less than 350 acres on a surface structural feature that extends along trend for approximately five miles. Subsurface analysis has indicated the possible presence of multiple subsidiary structural features along this structural trend. Based on the production potential of these structural leads, the Company renewed a BLM lease covering 2080 acres. The leasehold position covers some but not all of the prospective acreage along the trend. The Company intends to undertake additional geological and geophysical analysis before drilling a test well. There are no immediate plans to commence drilling on this project.

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

Drilling Activities

     During 1998, the Company commenced the drilling of an initial exploration well at its East Lost Hills Prospect. On November 23, 1998, a blowout occurred on this well. See "-- Significant Projects -- Southern San Joaquin Basin, California". The Company also drilled one unsuccessful exploratory well at its School Road project. The Company anticipates the drilling of at least two additional exploratory wells during 1999, depending on ongoing exploration efforts in California and Colorado.

Production

     The Company currently does not own any oil or gas production. The Company has no immediate plans to acquire or purchase any production. The Company also has no booked reserves at the current time and any near-term reserve additions would result from successful exploration efforts.

Acreage

     The Company currently controls, through lease, farmout, and option, the following acreage position as detailed below:

         State                     Gross Acres                 Net Acres
         -----                     -----------                 ---------
         California                  59,914                     30,754
         Colorado                        80                         80
         Wyoming                      2,080                      2,080
         -------                   -----------                 ---------
         TOTAL                       62,074                     32,914

Competitive Advantage

     The Company believes that the cumulative experience of its technical and management team, with past exposure to more than 100 3-D seismic projects covering approximately 1,500 square miles in diverse geologic trends throughout the world results in a strong competitive advantage relative to current competition in these focus areas. The Company currently has three full-time geoscientists and a landman who are specialists in a variety of technical aspects and have extensive experience and expertise in numerous geologic regions.

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

                                                       Bid Prices
                                                       ----------
       Quarter Ended                              High             Low
       -------------                              ----             ---

     November 30, 1996                            .125            .12
     February 28, 1997                            .0625           .0625
     May 31, 1997                                 .1875           .1875
     August 31, 1997                             1.6875           .25
     November 30, 1997                           2.00            1.4375
     February 28, 1998                           1.875            .6875
     May 31, 1998                                1.4375           .70
     August 31, 1998                             1.1875           .41

     On December 2, 1998, the closing bid price for the Company's Common Stock was $2.25 per share.

Number Of Stockholders Of Record

     On December 2, 1998, the number of stockholders of record of the Company was approximately 692.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended August 31, 1998 ("1998"), and as of and for the eight months ended August 31, 1997 ("1997"). This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with 3-D seismic to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has pursued, and will continue to pursue, exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through 3-D seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During 1998, the Company incurred approximately $439,000 for costs related to continued leasing and optioning of acreage predominately in California, $2,046,000 for costs relating to 3-D seismic acquisition over its Southeast Maricopa acreage, and $118,000 in drilling costs associated with drilling the deep exploration well at East Lost Hills. The Company had no revenues from oil and gas production during 1998.

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

     The Company currently anticipates that it will participate in the drilling of at least two exploratory wells during its fiscal year ending August 31, 1999 ("1999"), although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits."

     The Company's future financial results continue to depend primarily on (i) the Company's ability to discover commercial quantities of hydrocarbons; (ii) the market price for oil and gas; (iii) the Company's ability to continue to source and screen potential projects; and (iv) the Company' s ability to fully implement its exploration and development program. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature of The Company's Oil And Gas Business; Absence Of Profits," "- Substantial Capital Requirements And Liquidity" and "- Risks Of Exploratory Drilling Activities."


Results of Operations

     The twelve months ended August 31, 1998 ("1998") compared with the eight months ended August 31, 1997 ("1997")

     Oil and Gas Revenues and  Expenses.  At August 31, 1998 (and at December 2,
1998), the Company did not own any producing or proved oil and gas properties. No oil and gas production revenues or expenses have been recorded by the Company. The Company recorded a dry hole impairment of $15,000 associated with its unsuccessful exploration well drilled in 1998 on its "School Road" acreage.

     Consulting Fee Revenue. The Company generated $10,000 and $80,000 from consulting fees in 1998 and 1997, respectively. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues have ceased completely and are not expected to occur at any time in the future.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties in 1998 or 1997. At August 31, 1998 (and at December 2, 1998), the Company did not own any proved reserves and has no oil or gas production. The Company recorded $22,000 and $1,000 in depreciation expense associated with capitalized office furniture and equipment during 1998 and 1997, respectively. The Company also recorded nominal amortization expense associated with organization costs during 1998 and 1997.

     General and Administrative Expense. The Company incurred $675,000 and $125,000 in general and administrative expenses during 1998 and 1997, respectively. The increase results from incurring costs associated with the hiring of technical personnel, leasing of office space, and legal and accounting and other costs associated with administering and pursuing the development of the Company's exploration and exploitation plan. In addition, there is a natural disparity occurring from comparing a twelve month period (1998) to an eight month period (1997).

     Gain On Sale of Oil and Gas Properties. During 1998, the Company sold down a portion of its East Lost Hills project to industry partners for a total of $850,000, resulting in a net gain to the Company of $556,000. The Company has retained a working interest in this property.

Liquidity and Capital Resources

     At August 31, 1998, the Company had a negative working capital amount of ($938,000). In October and November 1998, the Company completed a private placement which provided a total of $2,500,000 to the Company. The private placement securities issued are 10% convertible notes that will automatically convert to 10% convertible preferred stock at the time, if any, that PYR has obtained stockholder approval for, and issued, the convertible preferred shares. The preferred stock is ultimately convertible into common stock at a conversion price of $.60 per common share. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of its securities.

     Cash used in investing activities during 1998 totaled $400,000. Of this amount, $1,407,000 was used in conjunction with the Company's oil and gas exploration and exploitation plan and $43,000 was used for office furniture and equipment. The Company offset these expenditures by generating $1,050,000 in proceeds from the sale of oil and gas properties.

     The Company had no outstanding long-term debt at August 31, 1998 other than a capital lease obligation and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production. Subsequent to the fiscal year ended August 31, 1998, the Company had issued a total of $2,500,000 in 10% convertible notes. These notes automatically convert to 10% convertible preferred stock at the time, if any, that PYR has obtained stockholder approval for, and issued, the convertible preferred shares. The Company incurred costs of approximately $65,000 in connection with the issuance of the notes.

     It is anticipated that the future development of the Company's business will require additional capital expenditures. The Company is currently in the process of interpreting and evaluating 3-D seismic data on two of its California exploration projects and is in the process of drilling and evaluating an exploration well at East Lost Hills. Depending upon the extent of industry participation in the two seismic generated exploration projects and the ultimate results at East Lost Hills, the Company may require as much as $4,800,000 for capital expenditures during the 12 month period ending August 31, 1999. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Substantial Capital Requirements And Liquidity". The Company intends to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Although currently there are no commitments for additional funding, the Company may need to raise additional funds to cover capital expenditures. In addition, the exploratory well at East Lost Hills experienced a blowout on November 23, 1998. Although the Company currently believes that costs related to the blowout and the release of potential pollutants into the atmosphere are covered by insurance, there is no assurance that this is the case. Until the blowout is brought under control and the Company and the operator of the well can assess the situation and potential costs, the Company will not be able to know the extent of any additional costs and the possible need for additional funding to cover any such costs. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--Cautionary Statements" and "--Significant Properties--Southern San Joaquin Basin, California".

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform 3-D seismic analysis and to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production, if any. The Company currently is reviewing the Company's computers and software as well as other equipment that utilizes imbedded computer chips, such as facsimile machines and telephone systems. The Company believes that its review will be completed prior to June 30, 1999. The Company has confirmed with the maker of its accounting software that it is Year 2000 compliant.

     Until the Company's Year 2000 review has been completed, the Company has no estimate of the cost to correct any potential deficiency in Year 2000 compliance for its computers and equipment. Upon the completion of the Company's Year 2000 review, the Company intends to develop a contingency plan to address potential Year 2000 problems.


ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements is set forth below:

                                                                         Page
                                                                         ----

     Independent Auditor's Report                                         F-2

     Balance Sheets
              August 31, 1997 and August 31, 1998                         F-3

     Statements of Operations
              Period from Inception (May 31, 1996) to
              December 31, 1996, Eight Months Ended
              August 31, 1997 and Year Ended August 31, 1998              F-4

     Statements of Members'/Stockholders' Equity
              Period from Inception (May 31, 1996) to
              December 31, 1996, Eight Months Ended
              August 31, 1997 and Year Ended August 31, 1998              F-5

     Statements of Cash Flows
              Period from Inception (May 31, 1996) to
              December 31, 1996, Eight Months Ended
              August 31, 1997 and Year Ended August
              31, 1998                                              F-6 - F-7

     Notes To Financial Statements                                  F-8 - F-17

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

        Name              Age    Position with the Company        Director Since
        ----              ---    -------------------------        --------------

D. Scott Singdahlsen      40     Chief Executive Officer,               1997
                                 President, and Chairman
                                 of the Board

Robert B. Suydam          60     Vice President--Geology and Director   1998

Andrew P. Calerich        34     Chief Financial Officer and Secretary   ---

Keith F. Carney           42     Director                               1997



     D. Scott Singdahlsen has served as President, Chief Executive Officer, and Chairman of the Board of the Company since August 1997. Mr. Singdahlsen co-founded PYR Energy, LLC in 1996, and served as General Manager and Exploration Coordinator. In 1992, Mr. Singdahlsen co-founded Interactive Earth Sciences Corporation, a 3-D seismic management and interpretation consulting firm in Denver, where he served as vice president and president and lead seismic interpretation specialist from 1992 to 1996. Prior to forming Interactive Earth Sciences Corporation, Mr. Singdahlsen was employed as a Development Geologist for Chevron USA in the Rocky Mountain region. At Chevron, Mr. Singdahlsen was involved in 3-D seismic reservoir characterization projects and geostatistical analysis. Mr. Singdahlsen started his career at UNOCAL as an Exploration Geologist in Midland, Texas. Mr. Singdahlsen earned a B.A. in Geology from Hamilton College and a M.S. in Structural Geology from Montana State University.

     Robert B. Suydam has served as a Director of the Company since October 1998. Mr. Suydam has served as Vice-President - Geology of the Company since August 1997 and was Secretary of the Company from August 1997 until May 1998. Mr. Suydam co-founded PYR Energy, LLC in 1996 and served as Chief Geologist. From 1985 until 1996, Mr. Suydam served as exploration coordinator for Snyder Oil, Gerrity Oil, and Energy Minerals in Denver. Prior to this employment, Mr. Suydam served as Vice President of Exploration for National Oil Company, and as Exploration Manager for Hamilton Brothers Oil Company in Denver and Calgary. Mr. Suydam started his career as an exploration geologist at Texaco in Denver, Calgary, and New Orleans. Mr. Suydam earned a B.S. and M.S. in Geology from the University of Wyoming.

     Andrew P. Calerich has served as Chief Financial Officer of the Company since August 1997 and as Secretary of the Company since May 1998. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting for private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas company in Denver. Mr. Calerich began his professional career in public accounting in the tax department at Arthur Andersen & Company. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College.

     Keith F. Carney has served as a Director of the Company since August 1997. Since October 1997, Mr. Carney has been Executive Vice-President of Cheniere Energy, Inc., a Houston based public oil and gas exploration company. From July 1997 until October 1997, Mr. Carney served as Chief Financial Officer of Cheniere Energy. After earning his M.B.A. degree from the University of Denver in 1992, Mr. Carney was employed as a Securities Analyst in the oil and gas exploration/production sector with Smith Barney, Inc. Mr. Carney began his career as an exploration Geologist at Shell Oil after earning B.S. and M.S. degrees in Geology from Lehigh University.

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

Board And Committee Meetings

     The Board of Directors met seven times during the fiscal year ended August 31, 1998 and all directors were present at each of those meetings.

     The Board of Directors currently has a Compensation Committee which met one time during the fiscal year ended August 31, 1998 and both members of the Compensation Committee participated in that meeting. The Compensation Committee has the authority to establish policies concerning compensation and employee benefits for employees of the Company. The Compensation Committee reviews and makes recommendations concerning the Company's compensation policies and the implementation of those policies and determines compensation and benefits for executive officers. The Compensation Committee currently consists of the entire Board. It is anticipated that after the election of additional outside directors to the Board that the Compensation Committee will be reelected to consist of at least two outside directors and not the entire Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 1998, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three successive completed fiscal years by D. Scott Singdahlsen, the Chief Executive Officer, President and Chairman Of The Board of the Company. No executive officer of the Company, including the Chief Executive Officer and the Chairman Of The Board, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                          Summary Compensation Table
                                          --------------------------

                                                                           Long Term Compensation
                                                                          ------------------------
                                       Annual Compensation                Awards           Payouts
                             --------------------------------------       ------------------------

                                                                     Restricted
                                                       Other Annual  Stock      LTIP     All other
Name and Principal Position  Fiscal   Salary    Bonus  Compensation  Awards ($) Options  Payouts   Compensation
                             Year     ($)(1)    ($)(2)    ($)(3)                 (#)      ($)(4)      ($)(5)
---------------------------------------------------------------------------------------------------------------

D. Scott Singdahlsen         1998     $75,000    $-0-       -0-         -0-      -0-       -0-          -0-
Chief Executive Officer,
President and Chairman       1997     $10,250     -0-       -0-         -0-      -0-       -0-          -0-
Of the Board
                             1996        --        --        --          --       --        --           --


                                       24

----------

(1) The dollar value of base salary (cash and non-cash) received during the year indicated. Includes $4,000 paid as consulting fees to Mr. Singdahlsen by PYR Energy, LLC during the period from January 1, 1997 through August 6, 1997.

(2) The dollar value of bonus (cash and non-cash) received during the year indicated.

(3) During the period covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for the Company's 1997 Stock Option Plan.

(5) All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.



1997 Stock Option Plan

     In August 1997, the Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board of Directors of the Company and subsequently approved by the Company's stockholders. Pursuant to the 1997 Plan, the Company may grant options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have contributed or are contributing to the success of the Company. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1997 Plan may be administered by the Board of Directors or by an option committee. Administration of the 1997 Plan includes determination of the terms of options granted under the 1997 Plan. At August 31, 1998, options to purchase 246,000 shares were outstanding under the 1997 Plan. Options to purchase 435,000 additional shares subsequently were granted and options to purchase 7,500 shares subsequently terminated so that, as of December 2, 1998, options to purchase 326,500 shares may be granted pursuant to the 1997 Plan.

Compensation Of Outside Directors

     On May 26, 1998, each Director of the Company who is not also an employee of the Company ("Outside Director") was granted options to purchase 10,000 shares of Common Stock. The Options are exercisable for $1.28 per share, which was the average of closing bid and ask price of the Common Stock on the date of grant. Options to purchase 2,500 shares become exercisable on each of September 1, 1998 and December 1, 1998, and options to purchase 2,500 shares become exercisable on each of March 1, 1999 and June 1, 1999 if the person continues to be an Outside Director through those each of those dates. All the options expire on May 26, 2001. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.

Employment  Contracts  And  Termination  of  Employment  And   Change-In-Control
Arrangements

     The Company does not have any written employment contracts with respect to any of its officers or other employees. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control, except that the 1997 Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 2, 1998, there were 9,421,470 shares of the Company's $.001 par value common stock (the "Common Stock") outstanding. The following table sets forth certain information as of December 2, 1998, with respect to the beneficial ownership of the Company's Common Stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

Name and Address of                    Number of Shares         Percentage of
 Beneficial Owner                    Beneficially Owned (1)   Shares Outstanding
 ----------------                    ----------------------   ------------------

D. Scott Singdahlsen                    2,000,000                   21.2%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Robert B. Suydam                        1,300,000(2)                13.8%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Keith F. Carney                         110,000 (3)                  1.2%
915 Bay Oaks Road
Houston, Texas 77008

All Executive Officers and
Directors as a group (four persons)     3,437,500(2)(3)(4)          36.4%

PinOak Inc.                             1,300,000 (2)               13.8%
5037 South Oak Court
Littleton, Colorado 80127

Victory Oil Company                     1,773,333(5)                16.0%
222 West Sixth Street, Suite 1010
San Pedro, California 90731

Whittier Trust Company                  556,734(6)                   5.6%
1600 Huntington Drive
South Pasadena, California


----------

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

(3) Includes options to purchase 5,000 shares at $1.28 per share until May 26, 2001 that currently are excercisable or that will become exercisable within the next 60 days.

(4) Includes 2,500 shares of Common Stock and options to purchase 25,000 shares of Common Stock that currently are excercisable or that will become exercisable within the next 60 days that are held by Andrew P. Calerich, the Chief Financial Officer and Secretary of the Company.

(5) Includes 1,666,667 shares of Common Stock that may be issued upon the conversion of convertible promissory notes held by Victory Oil Company. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

(6) As reported in the Schedule 13D filed by Victory Oil Company, Whittier Trust Company and other filing parties on November 5, 1998. The Company believes that these shares consist of shares Common Stock that may be issued upon the conversion of convertible promissory notes held by various holders for whom Whittier Trust Company serves as trustee and/or agent See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Of PYR Energy, LLC
------------------------------

     The Company acquired all the ownership interest in PYR Energy, LLC on August 6, 1997 in exchange for 4,000,000 shares of the Company's Common Stock. Mr. Singdahlsen received 2,000,000 shares of the Company's Common Stock in that transaction in exchange for the 50 percent of PYR Energy, LLC that he owned immediately prior to the transaction. PinOak, a company of which Mr. Suydam is the President and whose sole shareholder is Mr. Suydam's wife, received 1,300,000 shares of the Company's Common Stock in that transaction in exchange for PinOak's ownership of 32.5 percent of the ownership interests in PYR Energy, LLC immediately prior to the transaction. In connection with that transaction, the Company agreed to appoint each of Messrs. Singdahlsen, Carney and Gregory B. Barnett to constitute all the members of the Company's Board Of Directors.

Loan To PYR Energy, LLC
-----------------------

     In June 1997, PYR Energy, LLC borrowed $275,000 from the Company in order to fund certain of PYR Energy, LLC's obligations pursuant to PYR Energy, LLC's lease and seismic option in the San Joaquin basin. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES". PYR Energy, LLC secured that loan with a pledge of PYR Energy, LLC's interest in the lease and seismic option. The loan accrued interest at a rate of eight percent per annum, interest being payable at the end of each calendar quarter. The loan was effectively eliminated upon consummation of the Company's acquisition of PYR Energy, LLC.

Sale Of Assets To former Director And Officer
---------------------------------------------

     Effective as of August 6, 1997, the Company sold all the assets not related to the Company's business of oil and gas exploration, development and consulting, and not related to the Company's principal office in Denver, Colorado, to Buddy Young, a stockholder and a former director and officer of the Company. The purchase price for the assets was $32,000, which was paid in the form of a release from Mr. Young to the Company of the Company's obligation to repay the $32,000 it owed to Mr. Young. The Company's approximate $32,000 obligation to Mr. Young had been incurred through advances from Mr. Young to the Company for working capital purposes. At August 6, 1997, there were outstanding $17,852 of accounts receivable related to the assets that Mr. Young obtained the right to receive. Mr. Young also assumed all liabilities related to the assets. The Company also assigned to Mr. Young the lease for the Company's office in Encino, California, and Mr. Young assumed the Company's obligations under the lease. The Company obtained a release from the landlord for additional obligations under the lease.

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

Private Placement Of Notes
--------------------------

     In November 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements. Victory Oil Company ("Victory") purchased $1.0 million of Notes, and parties related to Whittier Energy Company ("WEC") purchased $500,000 of Notes. The remaining $1.0 million of Notes were sold to other investors.

     In connection with the sale of Notes, the Company agreed to add S.L. Hutchison and Bryce W. Rhodes to the Board of Directors. Messrs. Hutchison and Rhodes have been nominated for election as directors at the Annual Meeting of Stockholders pursuant to this agreement. Mr. Hutchison is the Chief Financial Officer of Victory and Mr. Rhodes is the Vice President of WEC.

     The Notes will automatically convert into shares of Series A Preferred Stock (the "Series A Preferred") at the rate of one share for each $100 principal amount of Notes if the Series A Preferred is approved by stockholders prior to April 23, 1999. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for each $.60 of the amount of the Series A Preferred. If approval of the Series A Preferred is not obtained by April 23, 1999, the Note holders have the right to require that Notes and accrued interest be paid on demand or to convert the Notes into Common Stock at the rate of one share of Common Stock for each $.30 of principal amount of Notes rather than the conversion rate of one share of Common Stock for each $.60 face amount of the Series A Preferred. The full principal amount of the Notes and accrued interest at the rate of 10 percent per year is due on October 26, 1999 if the Notes have not been converted into Series A Preferred or Common Stock prior to that time. The Company has the right in its discretion to pay the interest portion of the Notes with Common Stock at a rate based on the weighted average trading price of the Common Stock for 45 days prior to the interest payment date.

     The holders of the Series A Preferred, as a separate class, have the right to elect two members of the Board of Directors of the Company when at least 10,000 shares of Series A Preferred are outstanding. When more than 5,000 shares but fewer than 10,000 shares of Series A Preferred are outstanding, the holders of Series A Preferred have the right to elect one member of the Board of Directors. The Board of Directors currently consists of six members and the size of the Board may not be increased without the approval of the investors.

     As a condition to the sale of the Notes, D. Scott Singdahlsen and Robert B. Suydam, who are directors and officers of the Company, entered into a voting agreement ("Voting Agreement") with the purchasers of the Notes. Pursuant to the Voting Agreement, each of Mr. Singdahlsen and Mr. Suydam agreed that each of Mr. Singdahlsen and Mr. Suydam will vote all the shares of Common Stock of the Company owned by him in favor of the election of two nominees of the investors to serve on the Board of Directors of the Company and for the re-election of those nominees or other nominees at any time that the aggregate percentage ownership of common equity of the Company underlying the Notes or Series A Preferred owned by the investors is 20 percent or more of the outstanding Common Stock. Mr. Singdahlsen and Mr. Suydam are required to vote for only one nominee at any time after the aggregate percentage ownership of common equity of the Company owned by the investors is less than 20 percent and greater than or equal to 10 percent of the outstanding Common Stock. The obligation of Mr. Singdahlsen and Mr. Suydam to vote for any nominees of the investors terminates at any time after the percentage ownership of common equity of the Company owned by the investors is less than 10 percent of the outstanding Common Stock. Mr. Singdahlsen and Mr. Suydam are not required to vote for the designated board members at any time that the holders of the Series A Preferred have the right voting separately as a class to elect those designated board members.

     Also as a condition to the investors' purchase of the Notes, the Company entered into an agreement with Victory, WEC, and Catalina Properties Corporation ("Catalina") pursuant to which Victory, WEC and Catalina contributed their interests in approximately 5,000 gross acres of leasehold as well as access to 39 square miles of existing of 3-D seismic data adjoining the Company's Southeast Maricopa "Stevens" Exploration Project in California. As consideration for these interests, the Company issued 106,666 shares to Victory, 80,000 to WEC, and 80,000 to Catalina, for an aggregate of 266,666 shares.

     Except as described above, during the fiscal year ended August 31, 1998, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

     See "ITEM 7. FINANCIAL STATEMENTS".

(a)(3)  Exhibits.
        ---------
                                  Exhibit Index


Number    Description
------    -----------

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State on March 27, 1996 (1)

3.2 Certificate Of Amendment to the Certificate Of Incorporation effective as of November 12, 1997 filed with the Delaware Secretary Of State.
          (5)

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

4.3       Specimen Class B Warrant (4)

10.1 Asset Transfer, Assignment and Assumption Agreement dated April 16, 1996 between the Registrant and Bexy Communications, Inc. (2)

10.2 Form of Purchase And Sale Agreement dated as of July 31, 1997 between the Registrant and a member of PYR Energy, LLC (4)

10.3 Purchase And Sale Agreement effective as of August 6, 1997 between the Registrant and Buddy Young (4)

10.4      1997 Stock Option Plan (3)

10.5 Convertible Note Purchase Agreement dated October 26, 1998 between the Registrant and various investors (6)

27.1      Financial Data Schedule

--------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed with the Securities And Exchange Commission ("SEC") on June 18, 1996, File No. 0-20879.

(2)  Incorporated  by  reference  from  the  Registrant's  Amendment  No.  1  to
     Registration Statement on Form 10-SB filed with the SEC on July 3, 1996, File No. 0-20879.

(3) Incorporated by reference from the Registrant's Preliminary Information Statement filed with the SEC on October 8, 1997.

(4) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 filed with the SEC on October 24, 1997, File No. 333-38665.

(5) Incorporated by reference from the Registrant's Form 10-KSB/A1 for the year ended August 31, 1997.

(6) Incorporated by reference from Exhibit 2 to the Schedule 13D filed by Victory Oil Company and other filing parties on November 5, 1998.


(b)    Reports On Form 8-K.
       --------------------

     During the fourth quarter of the fiscal year ended August 31, 1998, the Registrant filed (i) six Current Reports on Form 8-K reporting events that occurred on June 1, 1998, June 9, 1998, June 30, 1998, July 16, 1998, July 28,
1996, and July 30, 1998. Subsequent to August 31, 1998 and prior to filing their Annual Report on Form 10-KSB, the Registrant filed three Current Reports on Form 8-K reporting events that occurred on September 18, 1998 October 27, 1998, and November 24, 1998.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PYR ENERGY CORPORATION


Date: December 4, 1998                      By: /s/ D. Scott Singdahlsen
                                               -------------------------
                                               D. Scott Singdahlsen,
                                               Chief Executive Officer


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                       Title                        Date
       ----------                       -----                        ----



/s/ D. Scott Singdahlsen        Chief Executive Officer,        December 4, 1998
------------------------        President and Chairman
D. Scott Singdahlsen            Of The Board



/s/ Keith F. Carney             Director                        December 4, 1998
------------------------
Keith F. Carney



/s/ Robert B. Suydam            Vice President-Geology          December 4, 1998
------------------------        and Director
Robert B. Suydam



/s/ Andrew P. Calerich          Chief Financial Officer         December 4, 1998
------------------------        and Secretary
Andrew P. Calerich

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)






                                      INDEX


     Independent Auditor's Report                                     F-2

     Balance Sheets
         August 31, 1997 and 1998                                     F-3

     Statements of Operations
         Period from Inception (May 31, 1996) to
         December 31, 1996, Eight Months Ended
         August 31, 1997 and Year Ended August 31, 1998               F-4

     Statements of Members'/Stockholders' Equity
         Period from Inception (May 31, 1996) to
         December 31, 1996, Eight Months Ended
         August 31, 1997 and Year Ended August 31, 1998               F-5

     Statements of Cash Flows
         Period from Inception (May 31, 1996) to
         December 31, 1996, Eight Months Ended
         August 31, 1997 and Year Ended August 31, 1998               F-6 - F-7

     Notes to Financial Statements                                    F-8 - F-17

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PYR ENERGY CORPORATION

We have audited the accompanying balance sheets of PYR Energy Corporation (a development stage company) as of August 31, 1997 and 1998 and the related statements of operations, members'/stockholders' equity and cash flows for the period from inception (May 31, 1996) to December 31, 1996, for the eight months ended August 31, 1997 and for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation as of August 31, 1997 and 1998, and the results of its operations and its cash flows for the period from inception (May 31, 1996) to December 31, 1996, for the eight months ended August 31, 1997 and for the year ended August 31, 1998 in conformity with generally accepted accounting principles.


                              WHEELER WASOFF, P.C.


Denver, Colorado
October 26, 1998, except for Note 10(c)
as to which the date is November 23, 1998.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                      August 31,      August 31,
                                                        1997            1998
                                                        ----            ----
CURRENT ASSETS
 Cash                                                $ 1,432,281    $   373,100
 Accounts receivable                                      10,000           --
 Prepaid expenses                                          4,196         16,897
                                                     -----------    -----------

  Total Current Assets                                 1,446,477        389,997
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost                          339,547      2,546,059
                                                     -----------    -----------

OTHER ASSETS                                               3,642          3,546
                                                     -----------    -----------

                                                     $ 1,789,666    $ 2,939,602
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts payable                                    $    60,064    $    44,389
 Accrued liabilities                                      10,184      1,282,500
 Current portion of capital lease obligation                --            1,441
                                                     -----------    -----------

  Total Current Liabilities                               70,248      1,328,330
                                                     -----------    -----------

CAPITAL LEASE OBLIGATION                                    --            2,661
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value
  Authorized 30,000,000 shares
  Issued and outstanding 9,154,804 shares                  9,155          9,155
 Capital in excess of par value                        1,768,088      1,768,088
 Deficit accumulated during the development stage        (57,825)      (168,632)
                                                     -----------    -----------

                                                       1,719,418      1,608,611
                                                     -----------    -----------

                                                     $ 1,789,666    $ 2,939,602
                                                     ===========    ===========




    The accompanying notes are an integral part of the financial statements.




                                                PYR ENERGY CORPORATION
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS




                                                                                                            Cumulative
                                                    Inception         Eight Months          Year               from
                                                  (May 31, 1996)         Ended              Ended          Inception to
                                                  to December 31,      August 31,         August 31,        August 31,
                                                       1996               1997               1998              1998
                                                       ----               ----               ----              ----
REVENUES
 Consulting fees                                   $    37,528        $    80,000        $    10,000        $   127,528
 Interest                                                 --                5,596             36,145             41,741
                                                   -----------        -----------        -----------        -----------

                                                        37,528             85,596             46,145            169,269
                                                   -----------        -----------        -----------        -----------

OPERATING EXPENSES
 General and administrative                             18,518            125,161            675,245            818,924
 Dry hole impairment                                      --                 --               15,000             15,000
 Interest                                                 --                  351                488                839
 Depreciation and amortization                              47              1,004             22,416             23,467
                                                   -----------        -----------        -----------        -----------

                                                        18,565            126,516            713,149            858,230
                                                   -----------        -----------        -----------        -----------

OTHER INCOME
 Gain on sale of oil and gas prospects                    --                 --              556,197            556,197
                                                   -----------        -----------        -----------        -----------

                                                        18,963            (40,920)          (110,807)          (132,764)

INCOME APPLICABLE TO
 PREDECESSOR LLC (Note 1)                              (18,963)           (16,905)              --              (35,868)
                                                   -----------        -----------        -----------        -----------

NET (LOSS)                                         $      --          $   (57,825)       $  (110,807)       $  (168,632)
                                                   ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER
 COMMON SHARE - BASIC AND DILUTED (Note 2)         $      .005        $     (.009)       $     (.012)       $     (.026)
                                                   ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING (Note 2)                                4,000,000          4,644,351          9,154,804          6,481,943
                                                   ===========        ===========        ===========        ===========






                        The accompanying notes are an integral part of the financial statements.






                                                     PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                           STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                                EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEAR ENDED AUGUST 31, 1998

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                    Common Stock         Capital in     During the
                                                                Members'     -------------------------   Excess of     Developmental
                                                                 Equity         Shares        Amount     Par Value         Stage
                                                                 ------         ------        ------     ---------         -----

Inception, May 31, 1996                                       $      --             --     $      --     $      --      $      --
Initial member contributions - cash                                 5,000           --            --            --             --
Member contribution- services                                      12,000           --            --            --             --
Distributions to members                                          (24,000)          --            --            --             --
Net income                                                         18,963           --            --            --             --
                                                              -----------    -----------   -----------   -----------    -----------
Balance, December 31, 1996                                         11,963           --            --            --             --
Member contributions - cash                                        23,000           --            --            --             --
Member contribution - services                                     24,000           --            --            --             --
Distributions to members                                          (42,000)          --            --            --             --
Net income - January 1, 1997 to August 5, 1997                     16,905           --            --            --             --
Issuance of common stock to members of PYR Energy,                   --
 LLC upon merger ($.008 per share)                                (33,868)     4,000,000         4,000        29,868           --
Recapitalization of shares issued by Mar prior to merger             --        1,059,804         1,060          (724)          --
Sales of common stock pursuant to private placement at
 $.25 per share                                                      --        2,095,000         2,095       521,655           --
Sale of common stock pursuant to private placement at
 $.75 per share                                                      --        2,000,000         2,000     1,498,000           --
Costs of private placements offerings                                --             --            --        (280,711)          --
Net (loss) August 6, 1997 to August 31, 1997                         --             --            --            --          (57,825)
                                                              -----------    -----------   -----------   -----------    -----------
Balance, August 31, 1997                                             --        9,154,804         9,155     1,768,088        (57,825)
Net (loss)                                                           --             --            --            --         (110,807)
                                                              -----------    -----------   -----------   -----------    -----------
Balance, August 31, 1998                                      $      --        9,154,804   $     9,155   $ 1,768,088    $  (168,632)
                                                              ===========    ===========   ===========   ===========    ===========



                             The accompanying notes are an integral part of the financial statements.

                                                            F - 5





                                                     PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS

                                                                   Inception        Eight Months         Year
                                                                (May 31, 1996)         Ended             Ended           Cumulative
                                                                to December 31,      August 31,        August 31,       Amounts from
                                                                      1996              1997              1998           Inception
                                                                      ----              ----              ----           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                $    18,963       $   (40,920)      $  (110,807)      $  (132,764)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
   Depreciation and amortization                                           47             1,004            22,416            23,467
   Contributed services                                                12,000            24,000              --              36,000
   Gain on sale of oil and gas prospects                                 --                --            (556,197)         (556,197)
   Dry hole impairment                                                   --                --              15,000            15,000
 Changes in assets and liabilities
  (Increase) decrease in accounts receivable                             (527)           (9,473)           10,000              --
  (Increase) in prepaids                                                 --              (2,591)          (12,700)          (15,291)
  Increase (decrease) in accounts payable                                 527            45,103           (15,675)           29,955
  Increase (decrease) in accrued expenses                                --              10,183           (10,183)             --
  Other                                                                  (474)           (3,277)             --              (3,751)
                                                                  -----------       -----------       -----------       -----------

 Net cash provided (used) by operating activities                      30,536            24,029          (658,146)         (603,581)
                                                                  -----------       -----------       -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for furniture and equipment                                   --             (29,481)          (43,407)          (72,888)
 Cash paid for undeveloped oil and gas properties                        --            (298,178)       (1,406,613)       (1,704,791)
 Proceeds from sale of oil and gas properties                            --                --           1,050,078         1,050,078
                                                                  -----------       -----------       -----------       -----------

 Net cash (used) in investing activities                                 --            (327,659)         (399,942)         (727,601)
                                                                  -----------       -----------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Members capital contributions                                          5,000            23,000              --              28,000
 Distributions to members                                             (24,000)          (42,000)             --             (66,000)
 Cash from short-term borrowings                                         --             285,000              --             285,000
 Proceeds from sale of common stock                                      --            (285,000)             --            (285,000)
 Cash paid for offering costs                                            --           2,023,750              --           2,023,750
 Cash paid for offering costs                                            --            (280,711)             --            (280,711)
 Cash received upon recapitalization and merger                          --                 336              --                 336
 Payments on capital lease                                               --                --              (1,093)           (1,093)
                                                                  -----------       -----------       -----------       -----------

 Net cash (used) provided by financing activities                     (19,000)        1,724,375            (1,093)        1,704,282
                                                                  -----------       -----------       -----------       -----------


NET INCREASE (DECREASE) IN CASH                                        11,536         1,420,745        (1,059,181)          373,100

CASH, BEGINNING OF PERIODS                                               --              11,536         1,432,281              --
                                                                  -----------       -----------       -----------       -----------

CASH, END OF PERIODS                                              $    11,536       $ 1,432,281       $   373,100       $   373,100
                                                                  ===========       ===========       ===========       ===========


                             The accompanying notes are an integral part of the financial statements

                                                               F - 6

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
           PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
        EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEAR ENDED AUGUST 31, 1998


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the eight months ended August 31, 1997 the Company paid cash for interest on short term borrowings of $351.

     During the year ended August 31, 1998 the Company paid cash for interest of $488 on a capital lease.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In August 1997, 4,000,000 shares of common stock were issued to the members of PYR Energy, LLC ("PYR LLC") in exchange for 100 percent of the ownership interests in PYR LLC, for which the net members' equity in PYR LLC was $33,868. These shares were issued pursuant to a plan of reorganization and merger effective August 6, 1997 (Notes 1 and 3).

     During 1996 and 1997 the President of the Company performed services for PYR LLC valued at $12,000 and $24,000, respectively. The value of these services was charged to members' equity as a non-cash capital contribution.


     During the year ended August 31, 1998, the Company entered into a capital lease obligation of $5,195 for office equipment.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

     PYR Energy Corporation (the "Company"), is an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves in the Western United States, including California, and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. The Company's predecessor, Mar Ventures Inc. ("Mar"), was incorporated under the laws of the State of Delaware on March 27, 1996 for the purpose of producing and marketing traditional television programming and marketing its film library. Mar was a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by SFAS No. 7. PYR LLC, an independent exploration company, was engaged in the acquisition of oil and gas properties for exploration and exploitation in the Rocky Mountain region and California. As of August 31, 1997 PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Effective August 6, 1997, Mar transferred to its former president substantially all its assets and liabilities that were related to its film library operations. The net assets of Mar exchanged pursuant to the transaction with PYR LLC are as follows:


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

     The Company is an exploration stage oil and gas company and as of August 31, 1998, has not earned any production revenue nor found proved reserves on any of its properties. The Company's efforts, since August 1997, have been in financing activities and the acquisition of unproven properties and related seismic data. The Company has entered into participation and farm-in agreements with industry partners on certain of its properties pursuant to which these partners have acquired, for cash, interests in the Company's properties. During the year ended August 31, 1998, drilling of two test wells was commenced, with one well being plugged and abandoned and the other suffering a blowout. (See Note 10 (c)).

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

     The Company's ability to continue operations is dependent on finding proved reserves, achieving positive cash flow from production revenue, conversion of notes to Series A Preferred Stock (See Note 10 (a)) and/or obtaining additional financing and the continuation of entering into agreements with industry partners for the exploration and ultimate development of the Company's oil and gas prospects. Although cash received from the sale of convertible debt in October 1998 (See Note 10 (a)) may be sufficient to sustain operations for the fiscal year ended August 31, 1999, management
     intends  to  obtain  additional   funding  for  corporate   operations  and
     exploration of properties by entering into agreements with industry partners for sale and purchase of interests in the Company's oil and gas prospects and participation in the exploration of these prospects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PROPERTY AND EQUIPMENT

     Furniture and equipment is recorded at cost. Depreciation and amortization of assets under capital lease is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years.

     Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES

     The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/ or production activities.

     Undeveloped oil and gas prospects consist of leases and acreage acquired by the Company for its' exploration and development activities, including the cost of seismic data acquisition and evaluation, and drilling costs for exploration wells. The cost of these non-producing leases is recorded at the lower of cost or fair market value.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss for 1998 needs to be recognized for applicable assets of continuing operations.

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

     At August 31, 1998, the Company had a net operating loss carryforward of approximately $85,000 that may be offset against future taxable income through 2013.

     The Company has fully reserved the $21,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. The total tax benefit is attributable to 1997.

     Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration costs on oil and gas properties.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME (LOSS) PER SHARE

     (Loss) per common share at August 31, 1998 is computed based on the weighted average number of common shares outstanding during the period then ended. Common shares issued to the members of PYR LLC upon completion of Mar's merger with PYR LLC (Note 1) are considered outstanding for all periods presented. Convertible equity instruments, such as stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

     Income (loss) per share has been computed on a pro forma basis based on the income (loss) of PYR LLC for the period from inception to December 31, 1996 and the eight months ended August 31, 1997 as if PYR LLC was a corporation and not a limited liability company, which distributes its earnings and losses to its members.

     SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the eight months ended August 31, 1997, the Company issued options to purchase shares of its common stock (Note 4). The effect of this issuance on pro forma net income and earnings per share is not material.

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts. At August 31, 1997 and 1998, there were no cash equivalents.

     NEW TECHNICAL PRONOUNCEMENTS

     In February 1997 SFAS No. 128, "Earnings Per Share" was issued effective for periods ending after December 15, 1997. There is no impact on the Company's financial statements from adoption of SFAS No. 128.

     In February 1997 SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended August 31, 1998.

     In June 1997 SFAS No. 130, "Reporting Comprehensive Income", was issued for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ending August 31, 1999. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997 SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131 effective with the fiscal year ending August 31, 1999. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

     In February 1998 SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", was issued effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has elected to adopt SFAS No. 132 effective with the fiscal year ending August 31, 1999. Adoption of SFAS No. 132 is not expected to have a material impact on the Company's financial statements.

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    August 31,     August 31,
                                                       1997           1998
                                                       ----           ----

     Furniture and equipment                       $    29,481    $    72,888
     Asset under capital lease                            --            5,195
                                                   -----------    -----------
                                                        29,481         78,083

     Less accumulated depreciation
      and amortization                                    (941)       (23,262)
                                                   -----------    -----------
                                                        28,540         54,821

     Undeveloped oil and gas prospects                 311,007      2,491,238
                                                   -----------    -----------

                                                   $   339,547    $ 2,546,059
                                                   ===========    ===========



     During the year ended August 31, 1998, the Company charged to operations $15,000 as an allocation of its cost basis in a dry hole in which it had a carried working interest. This allocation was based on the Company's estimate that this drill location had no future value. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis.

     Depreciation expense for the years ended August 31, 1997 and August 31, 1998 was $941 and $22,321, respectively.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 4 - CAPITAL LEASE OBLIGATION

     Capitalized lease obligation at August 31, 1998 consists of a lease for office equipment, repayable in monthly installments of $150 with interest at 10.5%.

     Maturity of this obligation is as follows:

     Year ending August 31,
     1999                                    $1,441
     2000                                     1,616
     2001                                     1,045

     Future minimum payments on capitalized leases are as follows:

     Year ending August 31,
     1999                                                    $1,803
     2000                                                     1,803
     2001                                                     1,062
                                                             ------
                                                              4,668
     Less amount representing interest                          566
                                                             ------

     Present value of net minimum lease payments              4,102

     Less current maturity                                    1,441
                                                             ------

     Long-term portion                                       $2,661
                                                             ======


NOTE 5 - COMMON STOCK

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

     In July 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

     * 2,095,000 units, at a price of $.25 per unit, consisting of 2,095,000 shares of common stock, warrants to purchase 1,047,500 shares of common stock at an exercise price of $1.25 per share before October 31, 1997, and warrants to purchase 1,047,500 shares of common stock at an exercise price of $1.75 per share before January 31, 1998. Subsequent to the offering, each of the warrant expiration dates was extended one or more times, and all the warrants ultimately expired without having been exercised.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 5 - COMMON STOCK (CONTINUED)

     In August 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

     * 2,000,000 units, at a price of $.75 per unit, consisting of 2,000,000 shares of common stock, warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share before October 31, 1997, and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.75 per share before January 31, 1998. Subsequent to the offering, each of the warrant expiration dates was extended one or more times, and all the warrants ultimately expired without having been exercised.

     Proceeds from these offerings were $523,750 and $1,500,000, respectively, before costs of the offerings of $280,711.

NOTE 6 - STOCK OPTION PLAN

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

     The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                              Number     Weighted      Weighted
                                                of        Average       Average
                                              Shares  Exercise Price  Fair Value
                                              ------  --------------  ----------

     Options Outstanding - Inception             --         --             --
     Granted                                  171,000     $1.50            --
                                              -------

     Options Outstanding - August 31, 1997    171,000     $1.50            --
      (None exercisable)
     Expired                                  (60,000)
     Granted                                  135,000     $1.40          $ .31
                                              -------

     Options Outstanding - August 31, 1998    246,000     $1.46          $ .26
      (37,000 exercisable)                    =======

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 6 - STOCK OPTION PLAN (CONTINUED)

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 1998 would have been increased to the pro forma amounts indicated below:

     Net (loss) applicable to common stockholders - as reported    $  (110,807)
                                                                   ===========
     Net (loss) applicable to common stockholders - pro forma      $  (124,555)
                                                                   ===========
     (Loss) per share - as reported                                $      (.01)
                                                                   ===========
     (Loss) per share - pro forma                                  $      (.01)
                                                                   ===========
     Weighted average fair value of options granted in 1998        $       .31
                                                                   ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 25% to 75%; discount rate of 5.50%; and expected lives of 3 to 5 years.

     At August 31, 1998 the number of options exercisable was 37,000, the weighted average exercise price of these options was $1.50, the weighted average contractual life of the options was 5 years and the exercise price was $1.50 per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:

         Years ending August 31,

         1999                                           $39,768
         2000                                            39,768
         2001                                            39,768


     Rent expense was $0, $8,694 and $35,539 for the period from inception to December 31, 1996, for the eight months ended August 31, 1997 and for the year ended August 31, 1998, respectively.

     The Company has acquired leases covering 2,080 acres in Wyoming from the Bureau of Land Management ("BLM"). In order to maintain its rights to explore these properties, the Company is obligated to pay the BLM a maximum aggregate $3,120 annually for the undeveloped acres under lease. The amount due has been paid for the lease period October 1, 1998 to September 30, 1999.

     The Company  entered  into an  agreement  with  Chevron  U.S.A.  Production
     Company ("Chevron") for the Company to farm-in oil and gas prospects located in the San Joaquin basin of California. The Company paid $275,000 upon execution of the agreement for certain rights including access to certain proprietary 2D and 3D seismic data. The agreement provides for exclusive rights to undertake oil and gas drilling and development operations on lands owned in fee by Chevron. As part of the agreement, the

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

     In 1998 the Company paid $43,530 for services provided to the Company by an entity controlled by a former director of the Company.

NOTE 9 - FINANCIAL INSTRUMENTS

     FAIR VALUE

     The carrying amount reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. At August 31, 1998, cash on deposit at this financial institution exceeded federally insured amounts by approximately $270,000. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.


NOTE 10 - SUBSEQUENT EVENTS

     (a) In October 1998 the Company completed the sale of $2,300,000, of a maximum $2,500,000, 10% convertible notes, due October 1999. The notes are convertible into an aggregate 23,000 shares of a newly designed Series A Preferred Stock of the Company. The Company must obtain

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

          shareholder approval for authorization of the Series A Preferred Stock. If authorization is not obtained by April 1999, the note holders may demand payment of principal and interest of the note, or elect to convert the principal balance of the notes into shares of the Company's common stock, at the rate of $.30 per share. In conjunction with the sale of $1,500,000 of the notes, the Company agreed to pay a finders fee consisting of $45,000 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $.75 per share for a period of five years.

     (b) In October 1998 the Company issued an aggregate of 266,666 shares of its common stock for assignment to the Company of certain undeveloped oil and gas prospects in California, including oil and gas leases, seismic data and intellectual property.

     (c) On November 23, 1998, the Company's test well being drilled on its East Lost Hills prospect suffered a blowout. The operator of the well is attempting to get the blowout under control. If and when this is achieved, the Company and the other working interest owners will evaluate the situation and determine the manner for proceeding. The financial accounting impact of this blowout, and any potential environmental implications, will be reflected, pursuant to the Company's accounting policies for oil and gas properties, during the fiscal year ended August 31, 1999.