Form 10QSB
period 1998-11-30
PYR ENERGY CORP
filed 1999-01-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------    -----------------

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X    No
              -----     -----


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 14, 1999 is as follows:

         $.001 Par Value Common Stock                    9,421,470
                                                         ---------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements ........................................      3

         Balance Sheet B November 30, 1998 and August 31, 1998........      3

         Statement of Operations B Quarters Ended November 30, 1998
         and November 30, 1997 .......................................      4

         Statement of Cash Flows B Quarters Ended November 30, 1998
         and November 30, 1997 .......................................      5

         Notes to Financial Statements ...............................      6

         Summary of Significant Accounting Policies ..................      6

Item 2.  Management's Discussion and Analysis or Plan of Operation....      8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................     12

Item 2.  Changes in Securities .......................................     12

Item 3.  Defaults Upon Senior Securities .............................     12

Item 4.  Submission of Matters to a Vote of Security Holders .........     12

Item 5.  Other Information ...........................................     12

Item 6.  Exhibits and Reports on Form 8-K ............................     13

Signatures ...........................................................     13

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                             BALANCE SHEETS

                                                 ASSETS

                                                                     11/30/98                 8/31/98
                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash                                                             $ 1,140,326              $   373,100
  Deposits and prepaid expenses                                         42,516                   16,897
                                                                   -----------              -----------
    Total Current Assets                                             1,182,842                  389,997
                                                                   -----------              -----------
PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                          50,169                   54,821
  Undeveloped oil and gas prospects                                  2,935,023                2,491,238
                                                                   -----------              -----------
                                                                     2,985,192                2,546,059
OTHER ASSETS, net                                                       77,893                    3,546
                                                                   -----------              -----------
                                                                   $ 4,245,927              $ 2,939,602
                                                                   ===========              ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    80,070              $    44,389
  Accrued  and other liabilities                                          --                  1,282,500
  Interest payable                                                      22,959                     --
  Current portion of capital lease obligation                            1,492                    1,441
  Convertible debentures                                             2,500,000                     --
                                                                   -----------              -----------
    Total Current Liabilities                                        2,604,521                1,328,330
                                                                   -----------              -----------

  Capital lease obligation                                               2,265                    2,661
                                                                   -----------              -----------
    Total Liabilities                                                2,606,786                1,330,991


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding B 9,421,470 shares at
            11/30/98 and 9,154,804 shares at 8/31/98                     9,421                    9,155
  Capital in excess of par value                                     1,967,821                1,768,088
  Deficit accumulated during the development stage                    (338,101)                (168,632)
                                                                   -----------              -----------
                                                                     1,639,141                1,608,611
                                                                   -----------              -----------
                                                                   $ 4,245,927              $ 2,939,602
                                                                   ===========              ===========

                                                             3

                                          PYR ENERGY CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                                      Cumulative from
                                                                                        Inception -
                                                  Three Months       Three Months        5/31/96 to
                                                 Ended 11/30/98     Ended 11/30/97        11/30/98
                                                 --------------     --------------      -----------
REVENUES
  Consulting fees                                 $      --          $    10,000        $   127,528
  Interest                                              4,525             15,739             46,266
                                                  -----------        -----------        -----------

                                                        4,525             25,739            173,794
                                                  -----------        -----------        -----------
OPERATING EXPENSES
  General and administrative                          137,775            187,917            956,699
  Dry hole impairment                                    --                 --               15,000
  Interest                                             29,832               --               30,671
  Depreciation and amortization                         6,386              3,333             29,853
                                                  -----------        -----------        -----------

                                                      173,993            191,250          1,032,223
                                                  -----------        -----------        -----------
OTHER INCOME
  Gain on sale of oil and gas properties                 --                 --              556,197
                                                  -----------        -----------        -----------
                                                     (169,468)          (165,511)          (302,232)

INCOME APPLICABLE TO PREDECESSOR LLC                     --                 --              (35,868)
                                                  -----------        -----------        -----------

NET (LOSS)                                        $  (169,468)       $  (165,511)       $  (338,100)
                                                  ===========        ===========        ===========

NET INCOME (LOSS) PER
   COMMON SHARE B BASIC AND DILUTED               $     (.018)       $     (.018)       $     (.050)
                                                  ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               9,243,693          9,154,804          6,718,846
                                                  ===========        ===========        ===========






                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                                            Cumulative
                                                                   Three Months       Three Months        from Inception
                                                                  Ended 11/30/98      Ended 11/30/97       to 11/30/98
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (169,468)      $  (165,511)          $  (302,232)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Gain on sale of assets                                                --                --                (556,197)
    Depreciation and amortization                                        6,386             3,333                29,853
    Contributed services                                                  --                --                  36,000
    Dry hole impairment                                                   --                --                  15,000
    Changes in assets and liabilities
      (Increase)/decrease in receivables                                  --              10,000                  --
      (Increase)/decrease in deposits and prepaids                     (25,619)          (12,432)              (40,910)
      Increase/(decrease) in accounts payable                           35,681            (8,232)               65,636
      Increase/(decrease) in accrued and other liabilities              22,959            (5,684)               22,959
      Other                                                                (91)             --                  (3,842)
                                                                   -----------       -----------           -----------
Net cash provided/(used) by operating activities                      (130,152)         (178,526)             (733,733)
                                                                   -----------       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                             --                --               1,050,078
  Cash paid for furniture and equipment                                 (1,734)          (11,935)              (74,622)
  Cash paid for undeveloped oil and gas assets                      (1,526,197)         (139,024)           (3,230,988)
                                                                   -----------       -----------           -----------
Net cash provided/(used) in investing activities                    (1,527,931)         (150,959)           (2,255,532)
                                                                   -----------       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                           --                --                  28,000
  Distributions to members                                                --                --                 (66,000)
  Cash from short-term borrowings                                         --                --                 285,000
  Repayments of short-term borrowings                                     --                --                (285,000)
  Proceeds from sale of common stock                                      --                --               2,023,750
  Cash paid for offering costs                                            --                --                (280,711)
  Cash received upon recapitalization and merger                          --                --                     336
  Increase/(decrease) in convertible debentures                      2,500,000              --               2,500,000
  Cash paid for deferred financing costs                               (74,346)             --                 (74,346)
  Payments on capital lease                                               (345)             --                  (1,438)
                                                                   -----------       -----------           -----------
Net cash (used) provided by financing activities                     2,425,309              --               4,129,591
                                                                   -----------       -----------           -----------

NET INCREASE/(DECREASE) IN CASH                                        767,226          (329,485)            1,140,326

CASH, BEGINNING OF PERIODS                                             373,100         1,432,281                  --
                                                                   -----------       -----------           -----------
CASH, END OF PERIODS                                               $ 1,140,326       $ 1,102,796           $ 1,140,326
                                                                   ===========       ===========           ===========

                                                         5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1998


The accompanying interim financial statements of PYR Energy Corporation (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of August 31, 1998.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 1998, there were no cash equivalents.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES - The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.
     Undeveloped oil and gas properties consists primarily of leases and acreage acquired by the Company for its exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.
     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through November 30, 1998 need to be recognized for applicable assets of continuing operations.

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

     During the quarter ended November 30, 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements.

     The Notes will automatically convert into shares of Series A Preferred Stock (the "Series A Preferred") at the rate of one share for each $100 principal amount of Notes if the Series A Preferred is approved by stockholders prior to April 23, 1999. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for each $.60 of the purchase amount of the Series A Preferred. If the Series A Preferred is not issued by April 23, 1999 (which requires stockholder approval to authorize a class of preferred stock), the Note holders have the right to require that Notes and accrued interest be paid on demand or to convert the Notes into Common Stock at the rate of one share of Common Stock for each $.30 of principal amount of Notes rather than the conversion rate of one share of Common Stock for each $.60 of face amount of the Series A Preferred. The full principal amount of the Notes and accrued interest at the rate of 10 percent per year is due on October 26, 1999 if the Notes have not been converted into Series A Preferred or Common Stock prior to that time. The Company is required to make semi-annual interest payments on the Notes commencing on the date that is six months from the date of the Notes until the Notes are repaid. The Company has the right in its discretion to pay the interest portion of the Notes with Common Stock at a rate based on the weighted average trading price of the Common Stock for 45 days prior to the interest payment date.

     During the quarters ended November 30, 1998 and 1997, the Company incurred approximately $244,000 and $139,000 respectively, for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to its identified exploration and exploitation projects. The Company has had no revenues from oil and gas production.

     The Company currently anticipates that it will participate in the drilling of two to four additional exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     The Company currently has four active projects in the Southern San Joaquin Basin of California:

     East Lost Hills - The Company has identified and has undertaken technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature.

     In early 1998, the Company entered into an exploration agreement with a number of established Canadian oil and gas companies to participate in the drilling of an initial exploratory well to fully evaluate the feature. PYR received cash consideration for a portion of its share of the acreage in this play and a carried 6.475% working interest through the tanks. PYR owns an additional 4.1% working interest for a total working interest of 10.575%.

     The Bellevue Resources et al #1-17 East Lost Hills well, located in SE1/4. Sec 17, T26S, R21E, Kern County, California, commenced drilling on May 15, 1998. The well is designed to test prospective Miocene sandstone reservoirs in the Temblor Formation. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. Currently, the well is under control. Surface containment facilities consisting of separators and storage tanks have been installed and are collecting and separating hydrocarbons and water from the well. Natural gas is being flared while liquid hydrocarbons and water are being collected in the burn pits and in above ground storage tanks for trucking to processing and disposal facilities. A snubbing unit is being deployed to attempt a surface control kill of this well. A relief well, the Bellevue #1R commenced drilling on December 18, 1998 and it is expected that this relief well will intersect the wellbore of the Bellevue #1 sometime in late January of 1999, at which time the Bellevue #1 will be plugged. Should the operator be successful in using the snubbing unit to plug the Bellevue #1, the Bellevue #1R is expected to be drilled directly into the Temblor Formation as a replacement well. Although the Company believes that its insurance coverage is adequate to cover expenses associated with the blowout, there is no assurance that all of the costs will be covered. The Company and the other working interest owners jointly control approximately 23,000 gross acres of leasehold over the prospect.

     Southeast Maricopa - During 1998, the Company completed acquisition of approximately 52 square miles of 3-D seismic data over its Southeast Maricopa exploration project. Western Geophysical Company acted as the Company's seismic contractor for the data acquisition. The processed data was delivered to the Company in late October, 1998 and the Company is currently in the process of interpreting the data in order to identify drillable prospects. It is anticipated that the interpretation will be complete in February of 1999. At that time, the Company intends to take this project to potential industry partners for participation. The Company intends to sell an appropriate portion of its interest in this project in order to receive a cash consideration and/or a carried interest in the drilling of one or more exploration wells. The Company intends to drill an exploration well on this prospect during the second quarter of calendar 1999. No drilling commitments have been made or received.

     San Emidio. In November 1998, as part of its $2,500,000 private placement, the Company exchanged 266,666 shares of its common stock for 39 square miles of 3-D seismic data and oil and gas leases covering approximately 5,400 acres adjacent to the Company's Southeast Maricopa exploration project. The Company intends to incorporate this 3-D seismic data with the newly acquired data at its Southeast Maricopa acreage in order to further understand the complex stratigraphic geometries and trapping mechanisms. After interpretation and evaluation, there have been two prospective areas identified within the acreage position. The Company may present this project to potential industry partners in conjunction with its Southeast Maricopa project or may create an independent project for presentation. The Company's approach will be to obtain industry participation in order to receive a carried interest in the drilling of one or more exploration wells. The Company expects to drill an exploration well here in the second quarter of calendar year 1999. No drilling commitments have been made or received.

     School Road - On June 1, 1998, the Company executed a participation agreement with Houston based Seneca Resources for the Company's School Road acreage. The drill to earn agreement provided PYR with a prospect fee and a carried through-the-tanks working interest in an initial exploration well. PYR would ultimately retain a 40% working interest in the School Road acreage. Drilling operations on the Federal #67X-30 located in SE1/4, SEC 30, T32S, R25E were commenced on July 28, 1998. The well was drilled to a total depth of 12,508 feet and although hydrocarbons were encountered, detailed log analysis of the well indicated that the reservoir was tight and incapable of sustaining commercial production. The well was plugged and abandoned on September 18, 1998. PYR continues to evaluate the results of the well and is incorporating the new well control into the seismic model in order to determine any potential future exploration opportunities at its School Road acreage.

     The Company has other projects identified in the Denver Basin of Colorado and Nebraska, the Williston Basin of North Dakota and in the Big Horn Basin of Wyoming and Montana. In addition, the Company continues to identify and evaluate acquisition opportunities for exploration and exploitation opportunities.

     At November 30, 1998, the Company had a negative working capital amount of ($1,422,000). During the quarter ended November 30, 1998, the Company completed a private placement which provided a total of $2,500,000 to the Company. The private placement securities issued are 10% convertible notes that will automatically convert to 10% convertible preferred stock at the time, if any, that PYR has obtained stockholder approval for, and issued, the convertible preferred shares. The preferred stock is ultimately convertible into common stock at a conversion price of $.60 per common share. The Company incurred costs of approximately $75,000 in connection with this issuance of the notes. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of its securities.

     The Company had no outstanding long-term debt at November 30, 1998 other than a capital lease obligation and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.

        It is anticipated that the future development of the Company's business will require additional capital expenditures. The Company is currently in the process of interpreting and evaluating 3-D seismic data on two of its California exploration projects and is in the process of drilling and evaluating an exploration well at East Lost Hills. Depending upon the extent of industry participation in the two seismic generated exploration projects and the ultimate results at East Lost Hills, the Company may require as much as $4,800,000 for capital expenditures during the next 12 months. The Company intends to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Although currently there are no commitments for additional funding, the Company may need to raise additional funds to cover capital expenditures. In addition, the exploratory well at East Lost Hills experienced a blowout on November 23, 1998. Although the Company currently believes that costs related to the blowout and the release of potential pollutants into the atmosphere are covered by insurance, there is no assurance that all of the costs will be covered.


Results of Operations

     The quarter ended November 30, 1998 ("1998") compared with the quarter ended November 30, 1997 ("1997").

     Operations during the quarter ended November 30, 1998 resulted in a net loss of ($169,468) compared to a net loss of ($165,511) for the quarter ended November 30, 1997.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended November 30, 1998 or 1997. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $6,386 and $3,333 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 1998 and 1997, respectively.

     General and Administrative Expense. The Company incurred $137,775 and $187,917 in general and administrative expenses during the quarters ended November 30, 1998 and 1997, respectively. The decrease results from lower amounts incurred for legal fees, accounting fees, employee salaries and promotional expenses.

     Interest Expense. The Company recorded $29,832 in interest expense for the quarter ended November 30, 1998 associated with the Company's convertible debentures.

     Consulting Fee Revenue. The Company generated $10,000 from consulting fees during the quarter ended November 30, 1997. These revenues have ceased and are not expected to occur in the future.

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

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information

     Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice a reasonable time before the Company mails its proxy materials for the 1999 annual meeting. The Company believes that it will mail those proxy materials on or about February 15, 1999. In addition, if the Company receives notice a reasonable time before it mails its proxy materials of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, a reasonable time before the Company mails its proxy materials, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding Common Stock or a majority of the shares of Common Stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended November 30, 1998, the Registrant filed a total of four reports on Form 8-K:

         A Form 8K was filed on 9/22/98 reporting a press release dated 9/18/98, A Form 8K was filed on 10/28/98 reporting a press release dated 10/27/98,
         A Form 8K was filed on 11/24/98 reporting a press release dated 11/24/98 and
         A Form 8K was filed on 12/7/98 reporting a press release dated 12/7/98.


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


                             PYR ENERGY CORPORATION

       Signatures                     Title                         Date
       ----------                     -----                         ----


/s/ D. Scott Singdahlsen       Chief Executive Officer;
------------------------       President and Chairman          January 14, 1999
D. Scott Singdahlsen



/s/ Andrew P. Calerich         Chief Financial Officer         January 14, 1999
-----------------------
Andrew P. Calerich