Form 10KSB/A
period 1998-08-31
PYR ENERGY CORP
filed 1999-03-12
CIK 1016289

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

     During the fiscal year ended August 31, 1998, the Company's carrying costs for undeveloped oil and gas properties increased by a net amount of approximately $2,180,000. This net increase is comprised of expenditures on undeveloped oil and gas prospects of approximately $2,689,000, a reduction in carrying costs in the prospects charged to the full cost pool of approximately $494,000 from the sale of partial interests in two of the Company's exploration projects and a dry hole impairment of $15,000.

     During 1998, the Company incurred $1,936,000 for the 3D seismic acquisition project at the Company's Southeast Maricopa project, $549,000 for additional leasing and outside seismic consulting, $118,000 for the Company's share of drilling costs at the East Lost Hills project, $54,000 in seismic reprocessing costs associated with the Company's School Road project and $32,000 for outside geological expenses.

     During 1998, the Company sold interests in two of its prospects, School Road and East Lost Hills. Proceeds of $200,000 from the sale of a partial interest in the School Road prospect were charged against the full cost pool as this sale did not materially alter the Company's full cost pool as of the date of sale. Proceeds of $850,000 were received from the sale of part of the Company's interest in its East Lost Hills project. As the sale of this interest in East Lost Hills was greater than 25% of the Company's undeveloped oil and gas prospects as of the date of sale, gain was recognized in the financial statements for the year ended August 31, 1998 in the amount of $556,000 and the Company's carrying cost of undeveloped oil and gas prospects was reduced by the basis in the interest sold of $294,000.


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

                                            PYR ENERGY CORPORATION


Date: March 12, 1999                        By: /s/ D. Scott Singdahlsen
                                               -------------------------
                                               D. Scott Singdahlsen,
                                               Chief Executive Officer


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                       Title                        Date
       ----------                       -----                        ----



/s/ D. Scott Singdahlsen        Chief Executive Officer,        March 12, 1999
------------------------        President and Chairman
D. Scott Singdahlsen            Of The Board



/s/ Keith F. Carney             Director                        March 12, 1999
------------------------
Keith F. Carney



/s/ Robert B. Suydam            Vice President-Geology          March 12, 1999
------------------------        and Director
Robert B. Suydam



/s/ Andrew P. Calerich          Chief Financial Officer         March 12, 1999
------------------------        and Secretary
Andrew P. Calerich

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


                              WHEELER WASOFF, P.C.


Denver, Colorado
October 26, 1998, except for Note 10(c)
as to which the date is November 23, 1998.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                      August 31,      August 31,
                                                        1997            1998
                                                        ----            ----
CURRENT ASSETS
 Cash                                                $ 1,432,281    $   373,100
 Accounts receivable                                      10,000           --
 Prepaid expenses                                          4,196         16,897
                                                     -----------    -----------

  Total Current Assets                                 1,446,477        389,997
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost                          339,547      2,546,059
                                                     -----------    -----------

OTHER ASSETS                                               3,642          3,546
                                                     -----------    -----------

                                                     $ 1,789,666    $ 2,939,602
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts payable                                    $    60,064    $    44,389
 Accrued property exploration and seismic costs           10,184      1,282,500
 Current portion of capital lease obligation                --            1,441
                                                     -----------    -----------

  Total Current Liabilities                               70,248      1,328,330
                                                     -----------    -----------

CAPITAL LEASE OBLIGATION                                    --            2,661
                                                     -----------    -----------

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