Form 10QSB
period 1999-02-28
PYR ENERGY CORP
filed 1999-04-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________


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

     The number of shares outstanding of each of the issuer's classes of common equity as of April 14, 1999 is as follows:

         $.001 Par Value Common Stock                   9,421,470
                                                        ---------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                             3

             Balance Sheet -  February 28, 1999 and August 31, 1998           3

             Statement of Operations - Quarter Ended and Six Months Ended
             February 28, 1999 and February 28, 1998                          4

             Statement of Cash Flows - Six Months Ended February 28, 1999
             and February 28, 1998                                            5

             Notes to Financial Statements                                    6

             Summary of Significant Accounting Policies                       6

     Item 2. Management=s Discussion and Analysis or Plan of Operation        8


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               13

     Item 2. Changes in Securities                                           13

     Item 3. Defaults Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                               13

     Item 6. Exhibits and Reports on Form 8-K                                13

     Signatures                                                              14


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                           2/28/99        8/31/98
                                                         (UNAUDITED)
CURRENT ASSETS
  Cash                                                   $   711,367    $   373,100
  Deposits and prepaid expenses                              128,128         16,897
                                                         -----------    -----------
    Total Current Assets                                     839,495        389,997
                                                         -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                44,503         54,821
  Undeveloped oil and gas prospects                        3,060,053      2,491,238
                                                         -----------    -----------
                                                           3,104,556      2,546,059
                                                         -----------    -----------
OTHER ASSETS, net                                             58,120          3,546
                                                         -----------    -----------
                                                         $ 4,002,171    $ 2,939,602
                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $    15,856    $    44,389
  Accrued and other liabilities                               11,000           --
  Interest payable                                            84,603           --
  Current portion of capital lease obligation                  1,543          1,441
  Convertible Debentures                                   2,500,000           --
  Accrued seismic and exploration costs                         --        1,282,500
                                                         -----------    -----------
    Total Current Liabilities                              2,613,002      1,328,330
                                                         -----------    -----------
  Capital lease obligation                                     1,860          2,661
                                                         -----------    -----------
    Total Liabilities                                      2,614,862      1,330,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding - 9,421,470 shares
            at 2/28/99 and 9,154,804 shares at 8/31/98         9,421          9,155
  Capital in excess of par value                           1,967,821      1,768,088
  Retained earnings/(accumulated deficit)                   (589,933)      (168,632)
                                                         -----------    -----------
                                                           1,387,309      1,608,611
                                                         -----------    -----------
                                                         $ 4,002,171    $ 2,939,602
                                                         ===========    ===========

                                        3



                                        PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                     Three         Three           Six            Six
                                     Months        Months         Months         Months       Inception
                                     Ended         Ended          Ended          Ended         Through
                                    2/28/99        2/28/98        2/28/99        2/28/98       2/28/99
                                    -------        -------        -------        -------       -------

REVENUES
  Consulting Fees                 $      --      $      --      $      --      $    10,000    $   127,528
  Interest                             11,076         10,806         15,601         26,545         57,342
  Gain on asset sale                                 556,197                       556,197        556,197
                                  -----------    -----------    -----------    -----------    -----------
                                       11,076        567,003         15,601        592,742        741,067


OPERATING EXPENSES
  General and administrative          174,299        173,373        312,074        361,290      1,130,998
  Dry hole impairment                    --             --             --             --           15,000
  Interest                             82,204            217        112,036            217        112,875
  Depreciation and amortization         6,407          6,427         12,793          9,760         36,260
                                  -----------    -----------    -----------    -----------    -----------
                                      262,910        180,017        436,903        371,267      1,295,133

NET INCOME BEFORE INCOME TAXES       (251,834)       386,986       (421,302)       221,475       (554,066)



   Income Taxes                          --            6,240           --            6,240           --

                                     (251,834)       380,746       (421,302)       215,235       (554,066)

INCOME APPLICABLE TO
   PREDECESSOR LLC                       --             --             --             --          (35,868)
                                  -----------    -----------    -----------    -----------    -----------

NET (LOSS) INCOME                 $  (251,834)   $   380,746    $  (421,302)   $   215,235    $  (589,934)
                                  ===========    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON
  SHARE  -BASIC AND DILUTED       $     (.027)   $      .042    $     (.045)   $      .024    $     (.089)
                                  ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        9,421,470      9,154,804      9,288,139      9,154,804      6,658,899



                                                   4


                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                            Cumulative
                                                             Six Months     Six Months    from Inception
                                                            Ended 2/28/99  Ended 2/28/98    to 2/28/99
                                                            -------------  -------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  (421,302)   $   215,235    $  (554,066)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
    Gain on sale of assets                                          --         (556,197)      (556,197)
    Depreciation and amortization                                 12,793          9,760         36,260
    Amortization of deferred financing costs                      27,224           --           27,224
    Contributed services                                            --             --           36,000
    Dry hole impairment                                             --             --           15,000
    Changes in assets and liabilities
      (Increase)/decrease in receivables                            --         (383,047)          --
      (Increase)/decrease in deposits and prepaids              (111,231)       (17,482)      (126,522)
      Increase/(decrease) in accounts payable                    (28,533)       (24,855)         1,422
      Increase/(decrease) in accrued and other liabilities        95,603         (2,564)        95,603
      Other                                                         --             --           (3,751)
                                                             -----------    -----------    -----------
Net cash provided/(used) by operating activities                (425,446)      (759,150)    (1,029,027)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                       --          850,078      1,050,078
  Cash paid for furniture and equipment                           (2,563)       (48,602)       (75,451)
  Cash paid for undeveloped oil and gas properties            (1,651,227)       396,925)    (3,356,018)
                                                             -----------    -----------    -----------
Net cash provided/(used) in investing activities              (1,653,790)       404,551     (2,381,391)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                     --             --           28,000
  Distributions to members                                          --             --          (66,000)
  Cash from short-term borrowings                                   --             --          285,000
  Repayments of short-term borrowings                               --             --         (285,000)
  Proceeds from sale of common stock                                --             --        2,023,750
  Cash paid for offering costs                                      --             --         (280,711)
  Proceeds from convertible debentures                         2,500,000           --        2,500,000
  Cash paid for deferred financing costs                         (81,798)          --          (81,798)
  Payments on capital lease                                         (699)          --           (1,792)
  Cash received upon recapitalization and merger                    --             --              336
                                                             -----------    -----------    -----------
Net cash (used) provided by financing activities               2,417,503          3,281      4,121,785
                                                             -----------    -----------    -----------
NET INCREASE/(DECREASE) IN CASH                                  338,267       (351,318)       711,367
CASH, BEGINNING OF PERIODS                                       373,100      1,432,281           --
                                                             -----------    -----------    -----------
CASH, END OF PERIODS                                         $   711,367    $ 1,080,963    $   711,367
                                                             ===========    ===========    ===========




                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 1999

The accompanying interim financial statements of PYR Energy Corporation (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB/A1 as of August 31, 1998.

PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar had been a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, had been engaged in the acquisition of undeveloped oil and gas interests for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997 PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.



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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 28, 1999, there were no cash equivalents.

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

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through February 28, 1999 need to be recognized for applicable assets of continuing operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with seismic to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During the quarter ended November 30, 1999, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements.

     The Notes will automatically convert into shares of Series A Preferred Stock (the "Series A Preferred") at the rate of one share for each $100 principal amount of Notes if the Series A Preferred is approved by stockholders prior to April 26, 1999. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for each $.60 of the purchase amount of the Series A Preferred. If the Series A Preferred is not issued by April 26, 1999 (which requires stockholder approval to authorize a class of preferred stock), the Note holders have the right to require that the Notes and accrued interest be paid on demand or to convert the Notes into Common Stock at the rate of one share of Common Stock for each $.30 of principal amount of Notes rather than the conversion rate of one share of Common Stock for each $.60 of face amount of the Series A Preferred. The full principal amount of the Notes and accrued interest at the rate of 10 percent per year is due on October 26, 1999 if the Notes have not been converted into Series A Preferred or Common Stock prior to that time. The Company is required to make semi-annual interest payments on the Notes commencing on the date that is six months from the date of the Notes until the Notes are repaid. The Company has the right in its discretion to pay the interest portion of the Notes with Common Stock at a rate based on the weighted average trading price of the Common Stock for 45 days prior to the interest payment date.

     During the six months ended February 28, 1999 ("1999") and February 28, 1998 ("1998"), the Company incurred approximately $369,000 and $397,000 respectively, for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to its identified exploration and exploitation projects. The Company has had no revenues from oil and gas production.

     The Company currently anticipates that it will participate in the drilling of two to four additional exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     The following provides a summary and status of the Company's exploration areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, the Company is continually reviewing additional opportunities in these core areas and in other areas that meet certain exploration and exploitation criteria. There is no assurance that drilling opportunities will continue to be identified in the current project portfolio or will be successful if drilled. The Company's primary focus area is the San Joaquin Basin of California.

     The San Joaquin Basin of California has proven to be one of the most productive hydrocarbon producing basins in the continental United States. To date, the approximately 14,000 square mile basin has produced in excess of 12.7 billion barrels of oil equivalent, and contains 25 fields classified as giant, with cumulative production of more than 100 million barrels of oil equivalent ("MMBoe").

     The San Joaquin basin contains six of the 25 largest oil fields in the U.S. All six of these fields were discovered between 1890 and 1911, a full decade prior to the discovery of the first giant Texas oil field. The basin accounts for 34 percent of California's actively producing fields, yet produces more than 75 percent of the state's total oil and gas production. Most of the production within the basin is located along the western and southern end of Kern County. San Joaquin basin production totals for 1997 reported by the California Department of Oil and Gas for all producers in the aggregate indicate total production of 246.9 MMBoe. Of this figure, Kern County accounts for over 90 percent of the oil production from the San Joaquin basin.

     This basin as a whole has suffered from a lack of applied exploration technology and deep drilling. Only about one percent of the total basin wells have been drilled to a depth greater than 12,000 feet and none of the 2,000 wells drilled during 1996 was drilled to a depth greater than 12,000 feet. Additional 1996 statistics indicate that the average well depth drilled during the year was just slightly more than 1,800 feet. Three-dimensional seismic has been employed only in limited quantity and in certain areas of the basin.

     With limited exploration in the San Joaquin basin since the "boom" days of the early 1980s, the Company believes that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested with modern seismic technology and the drill bit. In addition, continued retrenchment of major oil companies has opened up fee acreage positions to outside exploration by aggressive independent companies. Although the Company has identified a number of exploration plays in the San Joaquin basin, the project that has advanced most rapidly has been the company's East Lost Hills Prospect.

     In 1997, the Company had identified and, together with Armstrong Resources LLC ("Armstrong"), had undertaken technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature. Early in 1998, the Company and Armstrong, entered into an exploration agreement with a number of established Canadian partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. Bellevue Resources, Inc., a subsidiary of Elk Point Resources, Ltd., is operator of the well. Currently, other participants in the well include: Berkley Petroleum Corporation, Paramount Resources, Ltd., Richland Petroleum Corporation, Westminister Resources, Ltd., Kookaburra Resources, Inc. and Hilton Petroleum Company. PYR received cash consideration for its share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. PYR owns an additional 4.1% working interest for a total before payout working interest of 10.575%, which reduces to 9.253% after payout in the initial exploration well. The Company owns a total working interest of 10.575% in the six township area of mutual interest, subject to a back-in interest after payout on approximately 900 acres that would reduce the Company's working interest on those approximate 900 acres to 9.255%. The Company and its joint working interest owners control approximately 30,000 gross acres of leasehold over the prospect.

     The Bellevue Resources et al. #1-17 East Lost Hills well, located in SE1/4. Sec 17, T26S, R21E, Kern County, California, commenced drilling on May 15, 1998. The well was designed to test prospective Miocene sandstone reservoirs in the Temblor Formation. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. Currently, the well is fully contained with produced water, natural gas, natural gas liquids and oil being separated and delivered to disposal and processing facilities. In order to control the well, the operator commenced drilling a relief well on December 18, 1998, designed to intersect the wellbore of the blowout well at a depth of approximately 16,500 to 17,000 feet. Upon intersection, the relief well is intended to perform a bottom hole kill to permanently plug the blowout well.

     Additional projects in the San Joaquin Basin include the Company's neighboring Southeast Maricopa and San Emidio projects. At Southeast Maricopa, the Company's seismic contractor, Western Geophysical Company, completed acquisition and processing of approximately 52 square miles of 3-D seismic data in late 1998. The Company continues to interpret the data in order to further refine drillable prospects. At San Emidio, the Company's approach is to incorporate approximately 39 square miles of existing 3- seismic data with the newly acquired data at its Southeast Maricopa acreage in order to further understand the complex stratigraphic geometries and trapping mechanisms found here. The Company may present this project to potential industry partners in conjunction with its Southeast Maricopa project or may create an independent project for presentation. The Company's approach may be to obtain industry participation in order to receive a carried interest in the drilling of one or more exploration wells. No drilling commitments have been made or received.

     On April 5, 1999, the Company reported it has signed an agreement with Armstrong Resources, LLC to participate in three additional deep exploration projects in the San Joaquin basin of California. All three projects lay outside the East Lost Hills joint venture area. The agreement calls for PYR to pay Armstrong a combination of cash and common stock in exchange for a working interest, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. PYR's interest will be carried in the initial test well in each of the three separate exploration prospects. The first exploration well in the program is expected to spud in May and will be operated by Berkley Petroleum Corporation. The three of exploration prospects, targeting the Temblor Formation at depths ranging from 15,000 to 18,000 feet, are expected to be drilled in sequence with the same rig. It is expected that this agreement will close on or before May 1, 1999.

     In addition to the above activities in the San Joaquin Basin of California, the Company has signed an exploration farmout agreement with Chevron Production, USA on approximately 68,000 gross (37,000 net) acres of leasehold in northwestern Montana. In exchange for the Company's payment of delay rental obligations and Chevron retaining overriding royalty interests, ranging from 2 to 5%, the Company has obtained Chevron's interest in this acreage position.

     At February 28, 1999, the Company had a negative working capital amount of ($1,774,000). Included in this figure are $2,500,000 of convertible debentures sold by the Company in a private placement during the quarter ended November 30, 1998. The private placement securities issued are 10% convertible notes that will automatically convert to 10% convertible preferred stock at the time, if any, that PYR has obtained stockholder approval for, and issued, the convertible preferred shares. The preferred stock is ultimately convertible into common stock at a conversion price of $.60 per common share.

     The Company had no outstanding long-term debt at February 28, 1999 other than a capital lease obligation and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.

     It is anticipated that the future development of the Company's business will require additional capital expenditures. The Company is in the process of attempting to control an exploration well at East Lost Hills. Depending upon the ultimate results at East Lost Hills and the results of the Company's other exploration projects, the Company may require as much as $4,000,000 to $6,000,000 for capital expenditures during the next 12 months. The Company intends to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. The Company anticipates that it may need to raise additional funds to cover capital expenditures.


Results of Operations

     The quarter ended February 28, 1999 ("1999") compared with the quarter ended February 28, 1998 ("1998").

     Operations during the quarter ended February 28, 1999 resulted in a net loss of ($251,834) compared to a net income of $380,746 for the quarter ended February 28, 1998. The difference is attributed to a gain from the sale of oil and gas properties reported during the quarter ended February 28, 1998 of $556,000 and to an increase in interest expense in 1999 associated with the Company's convertible debentures

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended February 28, 1999 or 1998. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $6,407 and $6,427 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 28, 1999 and 1998, respectively.

     General and Administrative Expense. The Company incurred $174,299 and $173,373 in general and administrative expenses during the quarters ended February 28, 1999 and 1998, respectively.

     Interest Expense. The Company recorded $82,204 in interest expense for the quarter ended February 28, 1999 primarily associated with the Company's convertible debentures. The Company had nominal interest expense for the quarter ended February 28, 1998.


     The six months ended February 28, 1999 ("1999") compared with the six months ended February 28, 1998 ("1998").

     Operations during the six months ended February 28, 1999 resulted in a net loss of ($421,302) compared to a net income of $215,235 for the six months ended February 28, 1998. The difference is attributed to a gain from the sale of oil and gas properties reported during the six months ended February 28, 1998 of $556,000 and to an increase in interest expense in 1999 associated with the Company's convertible debentures.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the six months ended February 28, 1999 or 1998. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $12,793 and $9,760 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 28, 1999 and 1998, respectively.

     General and Administrative Expense. The Company incurred $312,074 and $361,290 in general and administrative expenses during the six months ended February 28, 1999 and 1998, respectively.

     Interest Expense. The Company recorded $112,036 in interest expense for the six months ended February 28, 1999 primarily associated with the Company's convertible debentures. The Company had nominal interest expense for the six months ended February 28, 1998.

     Consulting Fee Revenue. The Company generated $10,000 from consulting fees during the six months February 28, 1998. These revenues have ceased and are not expected to occur in the future.

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

     Until the Company's Year 2000 review has been completed, the Company has no estimate of the cost to correct any potential deficiency in Year 2000 compliance for its computers and equipment. Upon the completion of the Company's Year 2000 review, the Company intends to develop a contingency plan to address potential Year 2000 problems


                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

          During the quarter ended February 28, 1999, the Registrant filed a total of two reports on Form 8-K:

          A Form 8K was  filed  on  12/07/98  reporting  a press  release  dated
          12/7/98,
          A Form  8K was  filed  on  1/18/99  reporting  a press  release  dated
          1/15/99,

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


     PYR ENERGY CORPORATION


      Signatures                        Title                          Date
      ----------                        -----                          ----



/s/ D. Scott Singdahlsen     Chief Executive Officer; President   April 14, 1999
------------------------       and Chairman Of The Board
D. Scott Singdahlsen



/s/ Andrew P. Calerich       Chief Financial Officer              April 14, 1999
-----------------------
Andrew P. Calerich