Form 10QSB
period 1999-05-31
PYR ENERGY CORP
filed 1999-07-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  May 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________



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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of July 15, 1999 is as follows:

     $.001 Par Value Common Stock                    14,068,670
                                                     ----------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                         3

                  Balance Sheet -  May 31, 1999 and August 31, 1998            3

                  Statement of Operations - Quarter and Nine Months Ended
                  May 31, 1999 and May 31, 1998                                4

                  Statement of Cash Flows - Nine Months Ended May 31, 1999
                  and May 31, 1998                                             5

                  Notes to Financial Statements                                6

                  Summary of Significant Accounting Policies                   6

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           13

         Item 2.  Changes in Securities                                       13

         Item 3.  Defaults Upon Senior Securities                             13

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            13

         Signatures                                                           13



                                       PART I
ITEM 1. FINANCIAL STATEMENTS

                                PYR ENERGY CORPORATION
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                        ASSETS
                                                              5/31/99        8/31/98
                                                              -------        -------
                                                            (UNAUDITED)
CURRENT ASSETS
  Cash                                                     $  6,517,262    $    373,100
  Deposits and prepaid expenses                                 121,810          16,897
                                                           ------------    ------------
    Total Current Assets                                      6,639,072         389,997
                                                           ------------    ------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                   39,749          54,821
  Undeveloped oil and gas prospects                           4,497,414       2,491,238
                                                           ------------    ------------
                                                              4,537,163       2,546,059
                                                           ------------    ------------
OTHER ASSETS, net                                                 3,546           3,546
                                                           ------------    ------------
                                                           $ 11,179,781    $  2,939,602
                                                           ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $     70,305    $     44,389
  Accrued and other liabilities                                  36,000            --
  Dividends payable                                              30,137            --
  Current portion of capital lease obligation                     1,559           1,441
  Accrued seismic and exploration costs                            --         1,282,500
                                                           ------------    ------------
    Total Current Liabilities                                   138,001       1,328,330
                                                           ------------    ------------
  Capital lease obligation                                        1,478           2,661
                                                           ------------    ------------
    Total Liabilities                                           139,479       1,330,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value
        Authorized 1,000,000 shares
        Issued and outstanding - 25,000 shares "Series A
        Preferred Stock" $100 face value, 10% coupon                 25            --
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding - 14,068,670 shares
            at 5/31/99 and 9,154,804 shares at 8/31/98           14,069           9,155
  Capital in excess of par value                             11,884,169       1,768,088
  Retained earnings/(accumulated deficit)                      (857,961)       (168,632)
                                                           ------------    ------------
                                                             11,040,302       1,608,611
                                                           ------------    ------------
                                                           $ 11,179,781    $  2,939,602
                                                           ============    ============



                                           3


                                           PYR ENERGY CORPORATION
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                       Three          Three             Nine            Nine
                                      Months         Months           Months          Months       Inception
                                       Ended          Ended            Ended           Ended        Through
                                     5/31/99        5/31/98          5/31/99         5/31/98        5/31/99
                                     -------        -------          -------         -------        -------
REVENUES
  Consulting Fees                 $       --      $       --      $       --      $     10,000    $    127,528
  Interest                              31,211           5,174          46,813          31,719          88,553
  Gain on asset sale                      --              --              --           556,197         556,197
                                  ------------    ------------    ------------    ------------    ------------
                                        31,211           5,174          46,813         597,916         772,278


OPERATING EXPENSES
  General and administrative           216,359         163,343         528,433         524,633       1,347,357
  Dry hole impairment                     --              --              --              --            15,000
  Interest                              46,115            --           158,151             217         158,990
  Depreciation and amortization          6,628           6,223          19,421          15,983          42,887
                                  ------------    ------------    ------------    ------------    ------------
                                       269,102         169,566         706,005         540,833       1,564,234

NET INCOME BEFORE INCOME TAXES        (237,891)       (164,392)       (659,192)         57,083        (791,956)



   Income Taxes                           --              --              --             6,240            --
                                  ------------    ------------    ------------    ------------    ------------

                                      (237,891)       (164,392)       (659,192)         50,843        (791,956)

INCOME APPLICABLE TO
   PREDECESSOR LLC                        --              --              --              --           (35,868)
                                  ------------    ------------    ------------    ------------    ------------

NET (LOSS) INCOME                 $   (237,891)   $   (164,392)   $   (659,192)   $     50,843    $   (827,824)
                                  ============    ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE  -BASIC AND DILUTED       $      (.023)   $      (.018)   $      (.068)   $       .006    $      (.116)
                                  ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        10,255,910       9,154,804       9,640,407       9,154,804       7,146,722





                                                       4


                                      PYR ENERGY CORPORATION
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                               Cumulative
                                                              Nine Months     Nine Months    from Inception
                                                             Ended 5/31/99   Ended 5/31/98     to 5/31/99
                                                             -------------   -------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $   (659,192)   $     50,843    $   (791,956)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Gain on sale of assets                                           --          (556,197)       (556,197)
    Depreciation and amortization                                  19,421          15,983          42,888
    Amortization of deferred financing costs                       41,034            --            41,034
    Contributed services                                             --              --            36,000
    Dry hole impairment                                              --              --            15,000
    Changes in assets and liabilities
      (Increase)/decrease in receivables                             --          (181,600)           --
      (Increase)/decrease in deposits and prepaids               (104,913)        (72,253)       (120,204)
      Increase/(decrease) in accounts payable                      25,916         (48,699)         55,871
      Increase/(decrease) in accrued and other liabilities         36,000          (2,654)         36,000
      Other                                                          --              --            (3,751)
                                                             ------------    ------------    ------------
Net cash provided/(used) by operating activities                 (641,734)       (794,577)     (1,245,315)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                        --         1,050,078       1,050,078
  Cash paid for furniture and equipment                            (1,875)        (45,321)        (74,763)
  Cash paid for undeveloped oil and gas properties             (2,651,031)     (1,338,632)     (4,355,822)
                                                             ------------    ------------    ------------
Net cash provided/(used) in investing activities               (2,652,906)       (333,875)     (3,380,507)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                      --              --            28,000
  Distributions to members                                           --              --           (66,000)
  Cash from short-term borrowings                                    --              --           285,000
  Repayments of short-term borrowings                                --              --          (285,000)
  Common stock issued for payment of interest expense             116,822            --           116,822
  Proceeds from sale of common stock                            7,000,000            --         9,023,750
  Cash paid for offering costs                                    (67,019)           --          (347,730)
  Proceeds from convertible debentures                          2,500,000            --         2,500,000
  Cash paid for deferred financing costs                         (109,936)           --          (109,936)
  Payments on capital lease                                        (1,065)           --            (2,158)
  Cash received upon recapitalization and merger                     --              --               336
                                                             ------------    ------------    ------------
Net cash (used) provided by financing activities                9,438,802            --        11,143,084
                                                             ------------    ------------    ------------
NET INCREASE/(DECREASE) IN CASH                                 6,144,162      (1,128,452)      6,517,262
CASH, BEGINNING OF PERIODS                                        373,100       1,432,281            --
                                                             ------------    ------------    ------------
CASH, END OF PERIODS                                         $  6,517,262    $    303,829    $  6,517,262
                                                             ============    ============    ============


                                                   5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 1999

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 1999, there were no cash equivalents.


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

          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has determined that no impairment loss through May 31, 1999 need to be recognized for applicable assets of continuing operations.

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

     During the quarter ended November 30, 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements. On April 16, 1999, the Shareholders of the Company approved a proposal to create a Preferred Class of stock and, pursuant to the terms of the Notes, the Notes then automatically converted into shares of Series A Preferred Stock (the "Serie A Preferred") at the rate of one share for each $100 principal amount of Notes. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for each $.60 of the $100 per share purchase amount of the Series A Preferred. The Series A Preferred accrues an annual dividend of 10 percent that is payable semi-annually on July 1 and January 1 of each year. The Company has the right to require conversion of the preferred shares in the following circumstances:

o The Company has the right to require conversion of one-third of the outstanding Series A Preferred at any time after October 26, 1999, provided that the market value of the Company's Common Stock is at least $2.40 per share, based on a 45 day weighted average trading price.

o The Company has the right to require conversion of an additional one-third of the initially issued Series A Preferred at any time after October 26, 2000, provided that the market value of the Company's Common Stock is at least $3.60 per share, based on a 45 day weighted average trading price.

o The Company has the right to require conversion of the final one-third of the initially issued Series A Preferred at any time after October 26, 2000, provided that the market value of the Company's Common Stock is at least $4.80 per share, based on a 45 day weighted average trading price.

o The Company has the right to require conversion of all of the outstanding Series A Preferred at any time after October 26, 2000 if the Company has accumulated retained earnings equal to or greater than $3,750,000.


     During the Quarter ended May 31, 1999, the Company received $7,000,000 (less commissions, fees and related expenses of approximately $92,000) of private placement funding through the sale of 4,375,000 shares of the Company's Common Stock and 437,500 5-year warrants to purchase an additional share of the Company's Common Stock at a price of $2.50. The warrants are immediately exercisable, and all warrants expire on May 14, 2004. The Company may, upon 30-days notice, repurchase the warrants for $.01 per warrant at any time after the weighted average trading price of the Company's Common Stock has been at least $6.00 for a 45 day period.

     During the nine months ended May 31, 1999 ("1999") and May 31, 1998 ("1998"), the Company incurred approximately $2,651,000 and $2,054,000 respectively, for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to its identified exploration and exploitation projects. The Company has had no revenues from oil and gas production.

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

     The San Joaquin Basin of California has proven to be one of the most productive hydrocarbon producing basins in the continental United States. To date, the approximately 14,000 square mile basin has produced in excess of 12.7 billion barrels of oil equivalent, and contains 25 fields classified as giant, with cumulative production of more than 100 million barrels of oil equivalent ("MMBoe"). In calculating barrels of oil equivalent, the Company uses the ratio of six thousand cubic feet ("Mcf") of gas for one barrel of oil.

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

     Exploration Opportunity. For the 100 plus years of its productive life, the San Joaquin Basin has been dominated by major oil companies and large fee acreage holdings. As a result of these conditions, the basin has generally been under-explored by independent exploration and production companies, groups that usually bring advanced technologies to their exploration efforts. The large fields in the basin were all discovered on surface anticlines and produce mostly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have employed only those advanced engineering technologies related to enhanced production practices including steam floods and, most recently, horizontal drilling.

     With limited exploration in the San Joaquin Basin since the "boom" days of the early 1980s, the Company believes that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested. In addition, retrenchment of the majors in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies are opening up these fee acreage positions to outside exploration by aggressive independent companies.

     East Lost Hills. The East Lost Hills prospect is a deep, large untested structure in the footwall of the Lost Hills thrust that lies directly east of and structurally below the existing Lost Hills field. The Lost Hills thrust has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature.

     In early 1998, the Company and Denver based Armstrong Resources, LLC entered into an exploration agreement with a number of established Canadian partners concerning approximately 30,000 gross acres over this prospect. PYR received cash consideration for its share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. PYR owns an additional 4.1% working interest for a total working interest of 10.575% in the nine township area of mutual interest.

     On May 15, 1998, the Bellevue Resources et al. #1-17 East Lost Hills well, located in SE1/4. Sec 17, T26S, R21E, Kern County, California, commenced drilling. The well was designed to test prospective Miocene sandstone reservoirs in the Temblor Formation. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. Surface containment facilities were installed and all liquid and gas production from that well were contained and were transported to processing and disposal facilities. A snubbing unit was deployed to attempt a surface control kill of the Bellevue #1-17, but, after eight kill attempts, was not successful. A relief well, the Bellevue #1-17R, began drilling on December 18, 1998. It was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined to attempt to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the original well bore was killed by pumping heavy mud and cement into the well bore. The original well bore has been plugged back and abandoned and the relief well is currently being used to sidetrack a replacement well into the targeted Temblor Zone. It is anticipated that the drilling of the replacement well will be completed by the end of August 1999.

     Although the Company believes that substantially all the loss from the blowout of the Bellevue #1-17 well is covered by insurance, the insurance company has not determined its position on certain claims related to the blowout, and the operator continues to work with the insurance company in order to clarify the claims. If the insurance company denies these claims successfully, the Company's share of these costs could be as much as $400,000.

     Deep Temblor Exploration Program. In April 1999, the Company purchased a working interest in three additional deep exploration projects in the San
Joaquin Basin of California. These three projects are in addition to the exploration program initiated by the recent deep drilling at East Lost Hills, and all three lay outside the East Lost Hills joint venture area. Pursuant to the agreement, the Company paid $656,000 cash and issued 218,866 shares of common stock in exchange for working interests, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. The Company's interest will be carried "through the tanks" in the initial test well in each of the three separate exploration prospects.

     The first exploration well in the program began drilling on June 15, 1999 and is operated by Berkley Petroleum Corporation ("Berkley") of Calgary. The three exploration prospects in this program, targeting the Temblor Formation at depths ranging from 15,000 to 18,000 feet, are expected to be drilled in sequence with the same rig. Berkley will operate the other exploration projects in the Deep Temblor Exploration Program as well as assume operations at East Lost Hills, effective July 1, 1999.

     Including the above four projects, the Company has a total of nine separate projects with interests covering approximately 93,500 gross and 42,500 net acres in the San Joaquin Basin of California. In addition, the Company has an interest in a number of additional exploration projects in the Rocky Mountains, covering approximately 58,000 gross and 51,000 net acres, that are currently at various stages of development.

     At May 31, 1999, the Company had a working capital amount of $6,501,000. The Company had no outstanding long-term debt at May 31, 1999 other than a capital lease obligation and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.

     It is anticipated that the future development of the Company's business will require additional capital expenditures. Depending upon the ultimate results at East Lost Hills and the results of the Company's other exploration projects, the Company may require as much as $4,000,000 to $6,000,000 for capital expenditures during the next 12 months. In conjunction with funding these capital requirements, the Company has received $7,000,000 from a private placement funding completed during the quarter ended May 31, 1999. The Company intends to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest in the various exploration projects for cash and/or a carried interest in these projects. The Company anticipates that it may need to raise additional funds to cover added capital expenditures.


Results of Operations

     The quarter ended May 31, 1999 ("1999") compared with the quarter ended May 31, 1998 ("1998").

     Operations during the quarter ended May 31, 1999 resulted in a net loss of ($237,891) compared to a net loss of ($164,392) for the quarter ended May 31, 1998. The difference is attributable to an increase in interest expense in 1999 associated with the Company's convertible debentures and with a slight increase in general and administrative expenses.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended May 31, 1999 or 1998. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $6,628 and $6,223 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended May 31, 1999 and 1998, respectively.

     General and Administrative Expense. The Company incurred $216,359 and $163,343 in general and administrative expenses during the quarters ended May 31, 1999 and 1998, respectively. The difference is attributable to increases in shareholder relations expenses and Directors and Officers insurance.

     Interest Expense. The Company recorded $46,115 in interest expense for the quarter ended May 31, 1999 primarily associated with the Company's convertible debentures. The Company had nominal interest expense for the quarter ended May 31, 1998.

     The nine months ended May 31, 1999 ("1999") compared with the nine months ended May 31, 1998 ("1998").

     Operations during the nine months ended May 31, 1999 resulted in a net loss of ($659,192) compared to a net income of $50,843 for the nine months ended May 31, 1998. The difference is attributed to a gain from the sale of oil and gas properties reported during the nine months ended May 31, 1998 of $556,000 and to an increase in interest expense in 1999 associated with the Company's convertible debentures.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the nine months ended May 31, 1999 or 1998. The Company has not owned any proved reserves nor had any oil or gas production. The Company recorded $19,421 and $15,983 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended May 31, 1999 and 1998, respectively.

     General and Administrative Expense. The Company incurred $528,433 and $524,633 in general and administrative expenses during the nine months ended May 31, 1999 and 1998, respectively.

     Interest Expense. The Company recorded $158,151 in interest expense for the nine months ended May 31, 1999 primarily associated with the Company's convertible debentures. The Company had nominal interest expense for the nine months ended May 31, 1998.

     Consulting Fee Revenue. The Company generated $10,000 from consulting fees during the nine months ended May 31, 1998. These revenues have ceased and are not expected to occur in the future.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform 3-D seismic analysis and to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production, if any. The Company continues to review the Company's computers and software as well as other equipment that utilizes imbedded computer chips, such as facsimile machines and telephone systems. The Company believes that its review will be completed prior to its fiscal year ending August 31, 1999. The Company has confirmed with the maker of its accounting software that it is Year 2000 compliant.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended May 31, 1999, the Registrant filed two reports on Form 8-K:

     A Form 8-K was filed on April 7, 1999 reporting a press release dated April 5, 1999,
     A Form 8-K was filed on April 30, 1999 reporting a press release dated April 30, 1999,

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


     PYR ENERGY CORPORATION

        Signatures                        Title                         Date
        ----------                        -----                         ----


/s/ D. Scott Singdahlsen       Chief Executive Officer; President   July 15,1999
------------------------       and Chairman Of The Board
D. Scott Singdahlsen


/s/ Andrew P. Calerich         Chief Financial Officer             July 15, 1999
-----------------------
Andrew P. Calerich