Form 10KSB
period 1999-08-31
PYR ENERGY CORP
filed 1999-12-07
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended August 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from                 to
                                       ---------------    ------------------

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                         95-4580642
 -----------------------------                           ------------------
   (State or jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 1675 Broadway, Suite 1150, Denver, CO                          80202
 -------------------------------------                         --------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 1999 were $ 116,713

     The aggregate market value of the voting stock held by non-affiliates computed based on the last sale price of such stock as of December 3, 1999, was $41,046,194.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of December 3, 1999 is as follows:

           $.001 Par Value Common Stock                 14,579,580


* Without asserting that any of the issuer's directors or executive officers, or the entity that owns convertible preferred stock that may be converted into 1,666,667 shares of common stock and 93,750 warrants, or the entity that owns convertible preferred stock that may be converted into 833,333 shares of common stock, or the person and entities that own 943,750 shares and 94,375 warrants, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     PYR Energy Corporation (the "Company" and "PYR") is a development stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. The Company currently intends to participate in exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its joint venture partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     The Company was founded in 1996 by two geoscientists with extensive seismic and geological experience in the western United States. The Company has extensive experience in exploration, exploitation and the application of advanced geophysical technologies. Its business plan involves the following strategy:

     Focus on high impact exploration plays in the western United States
          *    Under-exploited or under-explored mature basins
          *    Gain access to large, non or under-performing acreage positions
          * Focus on play concepts that are expandable within a basin or region.
     Use advanced seismic imaging, processing and visualization to reduce drilling risk
          *    Seismic captures resolution of trapping geometry
      Leverage technical expertise with outside capital resources
          *    Retain control of the pre-drill exploration process
          *    Retain sizable working interest in each prospect
          *    Use industry partners for local operating expertise

     The Company was incorporated in March 1996 in the state of Delaware under the name Mar Ventures Inc. Effective as of August 6, 1997, the Company purchased all the ownership interests of PYR Energy, LLC, an oil and gas exploration company. Also on that date, the Company issued units of its common stock and common stock purchase warrants for approximately $1,700,000 net of fees and commissions. The warrants subsequently expired without exercise. Effective as of November 12, 1997, the Company changed its name to PYR Energy Corporation.

     The Company's offices are located at 1675 Broadway, Suite 1150, Denver, Colorado 80202. The telephone number is (303) 825-3748, telefax number is (303) 825-3768 and the Company's web site is www.pyrenergy.com.

Developments During Fiscal 1999

     In May of 1997, the Company and other working interest owners commenced drilling on the Company's first exploration well - the Bellevue #1-17 on the Company's East Lost Hills prospect. On November 23, 1998, the Bellevue #1-17 prospect well blew out and ignited after having reached a depth of approximately 17,600 feet out of targeted total depth of 19,000 feet. A relief well, the Bellevue #1-17R, began drilling on December 18, 1998. On May 29, 1999 the relief well successfully killed, and the operator plugged and abandoned, the original well bore. The Bellevue #1-17R was then used to successfully sidetrack a replacement well back into the target reservoir. Concurrent with commencing completion operations, Berkley Petroleum, Inc. (a wholly owned subsidiary of Berkley Petroleum Corporation (TSE-"BKP") ("Berkley")) of Calgary has taken over as operator. Berkley is in the process of preparing the 1-17R replacement well for production testing. In August of 1999, the Company and other working interest owners commenced drilling a second well approximately two miles northwest of the #1-17R well. This well targets the same resevoir formation encountered with the #1-17 and #1-17R wells. See " - Southern San Joaquin Basin, California".

     In October and November 1998, the Company issued $2.5 million of Convertible Promissory Notes in a private placement to a limited group of investors. In accordance with the private placement agreement, these notes have been converted into the Company's convertible preferred stock which are now convertible into the Company's common stock. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Private Placement of Notes".

     In April 1999, the Company purchased working interests, ranging from 3.0% to 3.75% in three additional deep Temblor exploration projects in the San Joaquin Basin of California. These projects are called Cal Canal, Lucky Dog and Pyramid Power. The Company's interest will be carried (non-cost bearing) "through the tanks" in the initial test well in each of the three separate exploration prospects. The first exploration well in the program (Cal Canal) began drilling on June 15, 1999 and is operated by Berkley. See "Southern
San Joaquin Basin, California".

     On May 14, 1999, the Company completed a private placement resulting in receipt of $7,000,000 (less commissions, fees and related expenses of approximately $100,000) of funding through the sale of 4,375,000 shares of the Company's Common Stock and 437,500 5-year warrants to purchase an additional share of the Company's Common Stock at a price of $2.50. The warrants are immediately exercisable, and all warrants expire on May 14, 2004. The Company may, upon 30-days notice, repurchase any remaining outstanding warrants for $.01 per warrant at any time after the weighted average trading price of the Company's Common Stock has been at least $6.00 for a 45 day period.

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

Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits

     The Company was formed in 1996, and does not have a history of sustained profit from operations. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the near future.

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

Reliance On Industry Participants

     The Company attempts to limit financial exposure on a project by project basis by forming industry alliances where the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. If the Company were not able to form these industry alliances, this could limit the Company's ability to fully implement its business plan and could have a material adverse effect on the Company's business, financial condition and results of operations

Non-Operator Status

     The Company focuses primarily on providing seismic imaging and analysis and relies upon other project partners to provide and complete all other project operations and responsibilities including operating, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over a significant number of a project's operations or the associated costs of such operations. The success of a project is dependent upon a number of factors which are outside of the Company's area of expertise and project responsibilities. Such factors include: (i) the availability of favorable term leases and required permitting for projects, (ii) the availability of future capital resources by the Company and the other participants to the purchasing of leases and the drilling of wells, (iii) the approval of other participants to the purchasing of leases and the drilling of wells on the projects and (iv) the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas. The Company's reliance on other project partners and its limited ability to directly control certain project costs could have a material adverse effect on the realization of expected rates of return on the Company's investment in certain projects.

Ability To Discover Reserves

     The Company's future success is dependent upon its ability to economically locate oil and gas reserves in commercial quantities. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company, if any, will decline as reserves are produced. The Company's ability to conduct successful exploration and development activities is dependent upon a number of factors, including its participation in multiple exploration projects and its technological capability to locate oil and gas in commercial quantities. Because the Company may rely upon other industry participants to develop the Company's exploration projects, no assurances can be given that the Company will have the opportunity to participate in projects which economically produce commercial quantities of hydrocarbons in amounts necessary to meet its business plan or that the projects in which it elects to participate will be successful. There can be no assurance that the Company's planned projects will result in significant reserves or that the Company will have future success in drilling productive wells at low reserve replacement costs. The Company has not yet established any oil and gas production, nor has it booked any proved reserves.

Substantial Capital Requirements And Liquidity

     In order to continue its oil and gas exploration plans fully, the Company anticipates that it will need additional funding. In October and November 1998, the Company closed a private placement resulting in a capital infusion of $2,500,000. In May 1999, the Company completed an additional Private Placement resulting in a capital infusion of $7,000,000. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Private Placement Of Notes" and "Private

Placement of Common Shares". The Company anticipates that these funds will be used entirely for existing projects. The Company does not have a steady source of revenue to provide funding to sustain operations. There is no assurance that the Company will be able to obtain a reliable source of revenue to sustain its operations.

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

Government Regulations And Environmental Risks

     The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although the Company intends to be in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future. The blowout of the East Lost Hills exploratory well in which the Company has an interest raises a number of these risks. Although a majority of the costs associated with the blow out have been covered by insurance policies in effect when the blow out occurred, a portion of the claims have not yet been reimbursed through one of the insurance policies. The Company has advanced approximately $410,000 for its proportionate share of the claims in order that these claims be paid directly to the claimants. The Company believes that most, if not all, of these claims will ultimately be reimbursed through insurance proceeds. The Company currently carries the advanced funds as Reimbursable Property Costs on its August 31, 1999 Balance Sheet.

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

Concentration Of Risks; Lack Of Diverse Business Operations

     The Company is currently pursuing only the oil and gas exploration business. Although the Company is involved in other oil and gas projects, it is concentrating the majority of its initial oil and gas exploration efforts on approximately 100,000 gross and 45,000 net exploratory acres in the San Joaquin basin. Although the Company is involved in eight separate and distinct projects in the San Joaquin basin, the Company's exploration efforts are concentrated in this same general area and this lack of diverse business operations subjects the Company to a certain degree of concentration of risks. The future success of the Company may be dependent upon its success in discovering and developing oil and gas in commercial quantities on its San Joaquin properties and upon the general economic success of the oil and gas industry.

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

     "Carried through the tanks" means the Company will not incur any capital cost for this portion of its working interest until commercial quantities of hydrocarbons are being produced and are generating revenues. At this point, the Company will become responsible for paying any additional capital costs and lease operating expenses as well as receiving its share of revenues from sales.

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

     "Thrusted anticlinal feature" means a fold of geologic strata that is bounded by a thrust fault, which is a fault that results in older strata overlying younger strata.

     "Turbidite" means a stratigraphic sequence deposited by turbidity currents, commonly associated with submarine canyons.











                           (Intentionally Left Blank)

                                    Strategy

     The Company's business strategy is to continue to enhance shareholder value by leveraging its technical experience and expertise with seismic technology to identify exploration and exploitation projects with significant potential reserves and economic results based on the application of appropriate technology and suitable project risk management. The Company's ongoing goal is to increase its reserve base through a focus on mature hydrocarbon basins where it believes that the historical under- utilization of seismic technology creates tremendous opportunities. It is the Company's view point that the systematic application of advanced seismic imaging and visualization to exploration can significantly reduce drilling risk and enhance financial results. The Company's strategy is to focus on applying seismic technology to explore properties that lie within these mature basins and that offer oil and gas reserves that would be materially significant to the Company.

     The Company has a three-pronged corporate approach for the application of exploration technology in these mature basins. The three components of this strategy are set forth below:

     o Internal generation of exploration and exploitation prospects with special emphasis on seismic application to structural and stratigraphic play concepts.

     o Identification and exploitation of non-performing and under-utilized existing seismic surveys and acreage positions in which the application of technical expertise and advanced interpretation and visualization methodologies could significantly impact drilling results.

     o Development of alliances with exploration and production companies that lack advanced technical resources and expertise.

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

     The Company generates many of its exploration and exploitation projects internally, and therefore is not dependent on outside parties for project flow. The Company strives to control all the pre-drill exploration phases, including the acreage position and the application of seismic technology. With the resulting project control, the Company is in the position to fully manage the exploration process and determine, subject to its financial resources, the appropriate level of working interest that it retains in the drilling of any associated wells. The Company aggressively leverages its project control and technical expertise to potential industry partners thereby maximizing return on investment while controlling capital exposure. The Company does not intend to operate the drilling of project wells, but intends to retain the flexibility to maintain a sufficient working interest in projects to enhance leverage of its technical resources and influence operator actions.

Significant Projects

     The Company's exploration activities are primarily focused on the southern San Joaquin basin of California. The Company also has projects in selective Rocky Mountain areas. Advanced seismic imaging of the structural and stratigraphic complexities common to these regions provides the Company with enhanced ability to identify significant hydrocarbon potential. A number of these projects, especially in the San Joaquin basin, offer multiple drilling opportunities with individual wells having the potential capability of encountering multiple reservoirs.

     The following provides a summary and status of the Company's exploration areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, the Company is continually reviewing additional opportunities in these core areas and in other areas that meet certain exploration and exploitation criteria. There is no assurance that drilling opportunities will continue to be identified in the current project portfolio or that they will be successful if drilled.

Southern San Joaquin Basin, California

     The San Joaquin basin of California has proven to be one of the most productive hydrocarbon producing basins in the continental United States. To date, the approximately 14,000 square mile basin has produced in excess of 13 billion barrels of oil equivalent, and contains 25 fields classified as giant, with cumulative production of more than 100 MMBoe.

     The San Joaquin basin contains six of the 25 largest oil fields in the U.S. All six of these fields were discovered between 1890 and 1911, a full decade prior to the discovery of the first giant Texas oil field. The basin accounts for 34 percent of California's actively producing fields, yet produces more than 75 percent of the state's total oil and gas production. Most of the production within the basin is located along the western and southern end of Kern County. San Joaquin basin production totals for 1998 reported by the California Department of Oil and Gas for all producers in the aggregate indicate total production of 254.62 MMBoe. Of this figure, Kern County accounts for over 90 percent of the oil production from the San Joaquin Basin.

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

     The basin as a whole has suffered from a lack of applied exploration technology and deep drilling. Approximately one percent of the total basin wells have been drilled to a depth greater than 12,000 feet. Additional 1998 statistics indicate that the average well depth drilled during the year was just slightly more than 1,800 feet.

     With limited exploration in the San Joaquin basin since the "boom" days of the early 1980s, the Company believes that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested with modern seismic technology and the drill bit. In addition, retrenchment of the majors in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies have opened up these fee acreage positions to outside exploration by aggressive independent companies.

     East Lost Hills. During 1997, the Company identified and undertook technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature.

     This unconventional deep prospect had significant structural and reservoir risk, but the potential for large reserves made it an attractive play. In a joint effort with Denver based Armstrong Resources LLC ("Armstrong"), the Company has analyzed and interpreted over 350 miles of high-resolution 2-D seismic data to help refine the structural mapping of the prospect. Advanced pre-stack depth migration and interpretation clearly defines a deep sub-thrust structure. Two wells drilled to the east of the prospect, in the mid-1970s, proved the productivity potential of free oil (42 degree API) and gas at depths below 17,000 feet. Ongoing source rock and maturation modeling suggests that the oil generation window exists at depths between 15,000 and 17,000 feet, and that early migration of hydrocarbons should preserve reservoir quality at East Lost Hills.

     In early 1998, the Company and Armstrong entered into an exploration agreement with a number of established Canadian joint interest partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. PYR received cash consideration for its share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. PYR owns an additional 4.1% working interest for a total working interest of 10.575%.

     On May 15, 1998, an initial exploration well, the Bellevue Resources et al. #1-17 East Lost Hills well, located in SE1/4. Sec 17, T26S, R21E, Kern County, California, commenced drilling. The well was designed to test prospective Miocene sandstone reservoirs in the Temblor Formation below 17,000 feet. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. Surface containment facilities were installed and liquid and gas production were contained and were transported to processing and disposal facilities. A snubbing unit was deployed to attempt a surface control kill of the Bellevue #1-17, but, after eight kill attempts, was not successful.

     A majority of the costs associated with the blow out have been covered by insurance policies in effect when the blow out occurred. A portion of the claims have not yet been reimbursed through one of the insurance policies. The Company has advanced approximately $410,000 for its proportionate share of the claims in order that these claims be paid directly to the claimants. The Company believes that most, if not all of these claims will ultimately be reimbursed through insurance proceeds. The Company currently carries the advanced funds as Reimbursable Property Costs on its August 31, 1999 Balance Sheet.

     On December 18, 1998, a relief well, the Bellevue #1-17R, began drilling. This well was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined that it would be necessary to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the Bellevue #1-17 well was killed by pumping heavy mud and cement into the well bore. This well bore has been plugged and abandoned and the relief well has been successfully used to sidetrack a replacement well into the targeted Temblor Zone. The operator of the well is currently in the process of completing this replacement well for production testing.

     On August 26, 1999, the participants in this prospect commenced drilling a second well at East Lost Hills to further explore the Temblor Formation. This well is approximately two miles to the northwest of the original well. The target depth for this well is 19,000 feet. In order to have a better chance to reach total depth, a drilling rig capable of drilling to 30,000 feet was brought in to drill this well. This well is expected to be at total depth early in the first quarter of calendar year 2000.

     At the present time, the participants may drill one or more additional wells in this prospect during calendar year 2000.

     Deep Temblor Exploration Program - Cal Canal, Lucky Dog and Pyramid Power. In April 1999, the Company purchased a working interest in three additional deep exploration projects in the San Joaquin basin of California. These three projects are in addition to the exploration program initiated by the recent deep drilling at East Lost Hills, and all three lay outside the East Lost Hills joint venture area. Pursuant to the agreement, the Company purchased working interests, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. The Company's interest will be carried (non-cost bearing) "through the tanks" in the initial test well in each of the three separate exploration prospects.

     The first exploration well in the program (Cal Canal) began drilling on June 15, 1999 and is operated by Berkley. The ultimate results of this well are not likely to be determined until drilling operations have been finalized, logs have been run and, if appropriate, completion for production testing has occurred. The three exploration prospects in this program, targeting the Temblor Formation at depths ranging from 15,000 to 19,000 feet, are expected to be drilled in sequence with the same rig. Berkley will operate the other exploration projects in the Deep Temblor Exploration Program as well as the future operations at East Lost Hills.

     Wedge Prospect and Bull Dog Prospect. PYR has created these exploration opportunities and is in the process of presenting these prospects to potential industry partners. These prospects will target the Temblor Formation in the San Joaquin basin, similar to the East Lost Hills and Deep Temblor Exploration Program. PYR currently controls 100% of the gross acreage in these areas and intends to sell a portion of its interest to industry partners for a cash consideration while retaining a working interest in the exploration wells and adjoining acreage. PYR controls approximately 21,000 acres in these prospects and expects to drill 1 or 2 exploration wells during calendar 2000.

     Rectang Force Prospect. PYR owns 30% of approximately 3,800 acres in this San Joaquin basin prospect. This is another prospect that targets the Temblor Formation. PYR may elect to participate in the drilling of an initial exploration well here at the current 30% ownership, or may elect to sell down its interest for cash and/or a carried working interest in the initial well. This prospect is still in the development stage and no drilling plans are currently in place.

     Southeast Maricopa. PYR holds a 100% working interest in this acreage. During 1998, PYR acquired new 3-D seismic data over approximately 56 square miles using Western Geophysical Company as the seismic contractor. PYR is currently presenting this prospect to potential industry participants and intends to generate an up front cash consideration and a carried working interest in an initial exploration well here. Through lease and option, PYR has a 100% working interest in approximately 14,000 gross acres in this project.

     School Road Prospect. On June 1, 1998, the Company executed a participation agreement with Houston based Seneca Resources, Inc. for the Company's School road acreage. The drill to earn agreement provided PYR with a cash consideration and a "carried through the tanks" working interest in an initial exploration well. This well commenced drilling on July 28, 1998 and, after drilling to a total depth of 12,508 feet, was plugged and abandoned. The Company charged $15,000 as a dry hole impairment in fiscal 1998. After further evaluation of the prospect, the Company has determined that it is unlikely that the Company will pursue additional drilling on this acreage. Accordingly, the Company has recorded an impairment of approximately $285,000 against its basis in this project.

     Rocky Mountain Areas. The Company is in the process of developing exploration plays in three separate high potential prospect areas. PYR intends to replicate the approach taken with the California projects by controlling the pre-drill exploration phase including developing the geological background, identifying potential oil and/or gas reservoirs via seismic imaging, and controlling the land position. After these tasks are complete, the Company intends to take each prospect to potential industry partners in order to generate up front cash and drilling activity. The Company currently controls, through lease or option, approximately 104,000 gross and 52,000 net acres in these projects. The Company expects these projects will be ready for presentation around mid-year of calendar year 2000.

Geological and Geophysical Expertise

     The Company's oil and gas finding capabilities are dependent upon the effective application of seismic imaging technologies. The Company has assembled a technically experienced staff of in-house geologists and geophysicists with extensive experience involving the utilization of advanced seismic data imaging and analysis, who have collectively participated in more than 100 3-D seismic projects in diverse geological trends.

     The Company also has access, both in-house and through consultants, to state-of-the-art exploration hardware and software applications. The Company owns a computer aided exploration workstation running the full suite of GeoGraphix geologic mapping and analysis software. Additionally, the Company owns one geophysical workstation employing SeisX 2-D and 3-D seismic interpretation and analysis software. Through a strategic alliance with a Denver-based 3-D seismic consulting firm (Interactive Earth Sciences Corporation), the Company has full access to multiple UNIX-based seismic interpretation workstations running the complete Schlumberger/GeoQuest seismic analysis software package. Through this relationship, the Company also has full access to GMA seismic modeling software as well as Paradigm Geophysical's GeoDepth pre-stack depth migration software package.

Drilling Activities

     During 1999, the Company participated in the drilling of the initial exploration well at Cal Canal in its Deep Temblor exploration project. The Company owns a 3.75% working interest in this prospect and because of its ownership interest being carried through the tanks, the Company has no capital cost commitment on this initial well until the well has been completed and is producing. However, there is no assurance this well will ever be commercially productive. The Company is also participating in a step-out well at its East Lost Hills Project that commenced drilling on August 26, 1999. PYR owns a 10.575% working interest in this well and the surrounding acreage and is paying its full 10.575% of the drilling costs. Although there is no assurance that any additional exploration wells will be drilled, the Company anticipates the drilling of from two to five additional exploratory wells during 2000, depending on ongoing exploration efforts in California and in the Rocky Mountains.

Production

     The Company currently does not own any oil or gas production. The Company has no immediate plans to acquire or purchase any production. The Company also has no booked reserves at the current time and any near-term reserve additions would result solely from successful exploration efforts and any successful development thereof.

Acreage

     The Company currently controls, through lease, farmout, and option, the following approximate acreage position as detailed below:

       State                            Gross Acres             Net Acres
       -----                            -----------             ---------
       California                         100,000                45,000
       Rocky Mountain Areas               104,000                52,000
       --------------------               -------                ------
       TOTAL                              204,000                97,000

Competitive Advantage

     The Company believes that the cumulative experience of its technical and management team, with past exposure to more than 100 seismic projects covering approximately 1,500 square miles in diverse geologic trends throughout the world, results in a strong competitive advantage relative to current competition in these focus areas. The Company currently has four full-time geoscientists and a landman who are specialists in a variety of technical exploration aspects and have extensive experience and expertise in numerous geologic regions.

     The Company's expertise in the application of advanced seismic interpretation methods includes many of the "cutting-edge" technologies necessary in today's competitive exploration environment. These advanced techniques include seismic visualization, attribute analysis, geostatistical modeling, pre-stack depth migration, and the integration of geological and engineering data in support of reservoir characterization. These advanced seismic interpretation methods allow the Company to leverage its seismic experience and expertise with significant exploration and exploitation opportunities.

     The Company generates the majority of its exploration and exploitation projects internally, and therefore is not dependent on third parties for project flow. This results in full control of all pre-drill exploration phases including the acreage position and application of seismic technology.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any current or pending legal proceeding (nor are any of the Company's properties subject to a pending legal proceeding).


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

     The table below presents the range of high and low sales prices for the Company's Common Stock during each of the quarters indicated as reported by the OTC Bulletin Board.

                                                    Sales Prices
                                                    ------------
       Quarter Ended                            High            Low
       -------------                            ----            ---

     November 30, 1996                          .125            .12
     February 28, 1997                          .0625           .0625
     May 31, 1997                               .1875           .1875
     August 31, 1997                           1.6875           .25
     November 30, 1997                         2.00            1.4375
     February 28, 1998                         1.875            .6875
     May 31, 1998                              1.4375           .70
     August 31, 1998                           1.1875           .41
     November 30, 1998                         3.5625           .4375
     February 28, 1999                         5.00            1.375
     May 31, 1999                              3.00            1.75
     August 31, 1999                           5.125           2.125

     On December 3, 1999, the closing sales price for the Company's Common Stock was $4.3125 per share.

Number Of Stockholders Of Record

     On December 3, 1999, the number of stockholders of record of the Company was approximately 1,475.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended August 31, 1999 ("1999"), and as of and for the twelve months ended August 31, 1998 ("1998"). This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

     The Company is a developoment stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has pursued, and will continue to pursue, exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During 1999, the Company incurred approximately $876,000 for costs related to continued leasing and optioning of acreage, $1,094,000 for positions in additional exploration projects in California, $313,000 for costs relating to seismic and $480,000 in drilling costs associated with deep exploratory drilling at the Company's East Lost Hills project. The Company had no revenues from oil and gas production during 1999.

     During 1998, the Company incurred approximately $439,000 for acquisition of acreage, $2,046,000 for costs relating to 3-D seismic acquisition and $118,000 in drilling costs at East Lost Hills.

     The Company currently anticipates that it will participate in the drilling of at least two exploratory wells during its fiscal year ending August 31, 2000 ("2000"), although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits."

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


Results of Operations

     The twelve months ended August 31, 1999 ("1999") compared with the twelve months ended August 31, 1998 ("1998")

     Oil and Gas Revenues and Expenses. At August 31, 1999, the Company did not own any producing or proved oil and gas properties, and no oil and gas production revenues or expenses had been recorded by the Company. The Company recorded an impairment against its "School Road" Project of $285,000 in 1999 and recorded a dry hole impairment of $15,000 associated with its unsuccessful exploration well drilled in 1998 on its "School Road" acreage.

     Consulting Fee Revenue. The Company generated $10,000 from consulting fees in 1998. These revenues are considered to be ancillary to the Company's focus of generating revenues from oil and gas production. These revenues have ceased completely and are not expected to occur at any time in the future.

     General and Administrative Expense. The Company incurred $743,000 and $675,000 in general and administrative expenses during 1999 and 1998, respectively. The increase results from incurring costs associated with the hiring of additional technical and administrative personnel in pursuit of the development of the Company's exploration and exploitation plan.

     Dry Hole, Impairment and Abandonments. During 1998, the Company recorded a dry hole impairment of $15,000 associated with the drilling of an unsuccessful exploration well on its School Road Acreage. In 1999, the Company re-evaluated School Road and recorded an impairment of approximately $285,000 against its basis in this project. Also in 1999, the Company has abandoned projects and has recorded an abandonment cost of approximately $21,000 associated with these projects.

     Interest Expense. The Company recorded $183,000 in interest expense during 1999, predominately associated with the 10% Convertible Debentures that were outstanding from October 26, 1998 through April 16, 1999. Per the Convertible Debenture agreement, the Company elected to pay this interest by issuing 53,326 shares of the Company's common stock. The Company had nominal interest expense during 1998.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties in 1999 or 1998. At August 31, 1999 and 1998, the Company did not own any proved reserves and had no oil or gas production. The Company recorded $24,000 and $22,000 in depreciation expense associated with capitalized office furniture and equipment during 1999 and 1998, respectively. The Company also recorded nominal amortization expense associated with organization costs during 1999 and 1998.

     Gain On Sale of Oil and Gas Properties. During 1998, the Company sold a portion of its East Lost Hills project to industry partners for a total of $850,000, resulting in a net gain to the Company of $556,000. The Company has retained a working interest in this property of 10.575%.

     During the fiscal year ended August 31, 1999, the Company's carrying costs for undeveloped oil and gas properties increased by a net amount of approximately $2,560,000. This net increase is comprised of expenditures on undeveloped oil and gas prospects of approximately $2,889,000, and property abandonments and impairments of approximately $330,000.

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

Liquidity and Capital Resources

     At August 31, 1999, the Company had a working capital amount of $5,021,000. In May of 1999, the Company issued 4,375,000 shares of its common stock in exchange for $7,000,000 in cash. As part of this transaction, the Company also issued 437,500 warrants to purchase one common share for each warrant issued at a price of $2.50 per share. In November of 1998, the Company had issued a total of $2,500,000 in 10% convertible notes. These notes automatically converted to 10% convertible preferred stock when the Company's stockholders approved authorization of the preferred stock at the Company's stockholders meeting held on April 16, 1999. The Company incurred costs of approximately $82,000 in connection with this issuance of the notes and recorded costs attributable to the issuance of warrants of approximately $57,000. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of its securities.

     Cash used in investing activities during 1999 totaled $9,037,000. Of this amount, $3,523,000 was used in conjunction with the Company's oil and gas exploration and exploitation plan, $5,091,000 was used to invest in government backed securities, $410,000 was used to advance payments to claimants related to the blow out at the Company's East Lost Hills Prospect and $13,000 was used for office furniture and equipment.

     The Company had no outstanding long-term debt at August 31, 1999 other than a capital lease obligation and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.

     It is anticipated that the future development of the Company's business will require additional (and possibly substantial) capital expenditures. Depending upon the extent of success of the Company's ability to sell additional prospects for cash, the level of industry participation in the Company's exploration projects, the continuing results at East Lost Hills and the Deep Temblor exploration program, the Company may require from $2,000,000 to over $10,000,000 for capital expenditures relating to exploration and potential development of its projects during the 12 month period ending August 31, 2000. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Substantial Capital Requirements And Liquidity". The Company intends to attempt to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Although currently there are no commitments for additional funding, the Company may need to raise additional funds to cover capital expenditures. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-- Disclosure Regarding Forward-Looking Statements And Cautionary Statements--Cautionary Statements" and "--Significant Properties--Southern San Joaquin Basin, California".


Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform seismic analysis and to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production, if any. The Company currently has reviewed the Company's computers and software as well as other material equipment that utilizes imbedded computer chips, such as facsimile machines and telephone systems, and has not found any information suggesting that the Company is vulnerable to potential Year 2000 failures in these areas. The Company has confirmed with the maker of its accounting software that it is Year 2000 compliant. In addition, the Company has confirmed with the vendors that it believes are its most significant vendors, and does not feel there is significant risk for the Company associated with Year 2000 failures. The Company's contingency plans include doing business with other vendors in the event that a vendor is disrupted by Year 2000 failures. The Company has identified other potential vendors for this purpose.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements is set forth below:

                                                                       Page
                                                                       ----

         Independent Auditor's Report                                   F-2

         Balance Sheet
                  August 31, 1999                                       F-3

         Statements of Operations
                  Years ended August 31, 1998 and 1999
                  And cumulative amounts from Inception
                  To August 31, 1999.                                   F-4

         Statements of Members'/Stockholders' Equity
                  Period from Inception (May 31, 1996) to
                  December 31, 1996, Eight Months Ended
                  August 31, 1997 and Years Ended August
                  31, 1998 and 1999.                                  F-5, F-6

         Statements of Cash Flows
                  Years ended August 31, 1998 and 1999
                  And cumulative amounts from Inception
                  To August 31, 1999.                                 F-7 - F-8

         Notes To Financial Statements                                F-9 - F-19

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



           Name                 Age          Position with the Company         Director Since
           ----                 ---          -------------------------         --------------
D. Scott Singdahlsen             41      Chief Executive Officer,                   1997
                                         President, and Chairman
                                         Of the Board

Robert B. Suydam                 61      Vice President--Geology and Director       1998

Andrew P. Calerich               35      Chief Financial Officer and Secretary       ---

Keith F. Carney                  43      Director                                   1997

S. L. Hutchison                  66      Director                                   1999

Bryce W. Rhodes                  46      Director                                   1999

Kenneth R. Berry, Jr.            47      Vice President-Land                        1999

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

     Andrew P. Calerich has served as Chief Financial Officer of the Company since August 1997, as Secretary of the Company since May 1998 and as Vice President since August of 1999. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting for private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at a public oil and gas company in Denver. Mr. Calerich began his professional career in public accounting in the tax department at Arthur Andersen & Company. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College.

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

     S. L. Hutchison has been a Director of the Company since April 1999, when he was nominated and elected to the Board in connection with the sale by the Company of convertible promissory notes issued in a private placement transaction in October and November 1998. Since 1979, Mr. Hutchison has served as Vice President and Chief Financial Officer of Victory Oil Company, an oil and gas production company based in California, and other companies in the Victory Group of Companies. Also during that period, Mr. Hutchison has served as Vice-President and Chief Financial Officer and a Director of Crail Capital, a real estate investment company that is owned by Victory Oil Company, and Victex, Inc., a real estate and oil and gas company. Mr. Hutchison also serves as Chief Financial Officer and a director of each of the Crail Johnson Foundation and the Independent Oil Producers Agency, and is the Treasurer and a director of the Los Angeles Maritime Institute. Mr. Hutchison received a Bachelor's degree in accounting from the University of Washington in 1954.

     Bryce W. Rhodes has been a Director of the Company since April 1999, when he was nominated and elected to the Board in connection with the sale by the Company of convertible promissory notes issued in a private placement transaction in October and November 1998. Since 1996, Mr. Rhodes has served as Vice President of Whittier Energy Company ("WEC"), an oil and gas investment company. Mr. Rhodes served as Investment Manager of WEC from 1990 until 1996. Mr. Rhodes received B.A. degrees in Geology and Biology from the University of California, Santa Cruz, in 1976 and an MBA degree from Stanford University in 1979.

     Kenneth R. Berry, Jr. has served as Vice President of land since August, 1999 and as land manager for the Company since October 1997. Mr. Berry is responsible for the management of all land issues including leasing and permitting. Mr. Berry has 23 years of experience as an independent landman. Prior to joining the Company, Mr. Berry served as the managing land consultant for Swift Energy Company in the Rocky Mountain region. Mr. Berry began his career in the land department with Tenneco Oil Company after earning a B.A. degree in Petroleum Land Management at the University of Texas - Austin.

Board And Committee Meetings

     The Board of Directors met nine times during the fiscal year ended August 31, 1999 and, except for one meeting, all directors were present at each of those meetings.

     The Board of Directors currently has a Compensation Committee which met three times during the fiscal year ended August 31, 1999 and all members of the Compensation Committee participated in those meetings. The Compensation Committee has the authority to establish policies concerning compensation and employee benefits for employees of the Company. The Compensation Committee reviews and makes recommendations concerning the Company's compensation policies and the implementation of those policies and determines compensation and benefits for executive officers. The Compensation Committee currently consists of Messrs. Carney, (Chairman), Hutchison and Rhodes, each of whom is an outside director.

     The Board of Directors currently has an audit committee consisting of Messrs. Hutchison (Chairman), Carney and Rhodes. The audit committee did not meet formally during the fiscal year ending August 31, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 1999, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.



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


                                        Summary Compensation Table
                                        --------------------------

                                                                        Long Term Compensation
                                                                        ----------------------
                                    Annual Compensation                         Awards                     Payouts
                                    -------------------                         ----------------------------------
                                                                          Restricted
                                                              Other Annual   Stock       LTIP     All other
     Name and             Fiscal       Salary        Bonus    Compensation  Awards ($)  Options    Payouts   Compensation
 Principal Position        Year         ($)(1)       ($)(2)     ($)(3)                    (#)       ($)(4)      ($)(5)
-------------------------------------------------------------------------------------------------------------------------

D. Scott Singdahlsen       1999        $77,917        -0-         -0-         -0-        -0-         -0-         -0-
Chief Executive Officer,
President and Chairman     1998        $75,000        -0-         -0-         -0-        -0-         -0-         -0-
Of the Board
                           1997        $10,250        -0-         -0-         -0-        -0-         -0-         -0-

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

1997 Stock Option Plan

     In August 1997, the Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board of Directors of the Company and subsequently approved by the Company's stockholders. Pursuant to the 1997 Plan, the Company may grant options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have contributed or are contributing to the success of the Company. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1997 Plan may be administered by the Board of Directors or by an option committee. Administration of the 1997 Plan includes determination of the terms of options granted under the 1997 Plan. At August 31, 1998, options to purchase 246,000 shares were outstanding under the 1997 Plan. During fiscal year ended August 31, 1999, options to purchase 585,000 additional shares were granted and options to purchase 10,000 shares terminated so that, as of August 31, 1999, options to purchase 821,000 shares were outstanding and 179,000 shares may be granted pursuant to the 1997 Plan.

Compensation Of Outside Directors

     Currently, Directors are not compensated for serving as a director. Directors are reimbursed for direct expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 3, 1999, there were 14,579,580 shares of the Company's $.001 par value common stock (the "Common Stock") outstanding. The following table sets forth certain information as of December 3, 1999, with respect to the beneficial ownership of the Company's Common Stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:



Name and Address of                             Number of Shares                 Percentage of
Beneficial Owner                                Beneficially Owned (1)           Shares Outstanding
----------------                                ----------------------           ------------------

D. Scott Singdahlsen                            1,950,000                            13.3%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Robert B. Suydam                                1,300,000 (2)                         8.9%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Keith F. Carney                                 141,400 (3)                           1.0%
915 Bay Oaks Road
Houston, Texas 77008

S.L. Hutchison                                  3,032,083 (4)                        18.3%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California 90731

Bryce W. Rhodes                                 246,292 (5)                           1.7%
c/o Whittier Energy Company
1600 Huntington Drive
South Pasadena, California 91030

All Executive Officers and                      6,833,375 (2)(3)(4)(5)(6)            41.2%
Directors as a group (six persons)

PinOak, Inc.                                    1,300,000 (2)                         8.9%
287 West Morrison Court
Grand Junction, Colorado 81503

Victory Oil Company                             2,904,583 (7)                        17.7%
222 West Sixth Street, Suite 1010
San Pedro, California 90731

Whittier Trust Company                          833,333 (8)                           5.4%
1600 Huntington Drive
South Pasadena, California 91030

Thomas E. Claugus                               1,038,125 (9)                         7.0%
2100 RiverEdge Parkway, Suite 840
Atlanta, Georgia 30328

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

(3) Includes options to purchase 10,000 shares at $1.28 per share until May 26, 2001 that currently are exercisable or that will become exercisable within the next 60 days. Also includes common stock purchase warrants enabling this shareholder/director to purchase an additional 2,400 shares

(4) Includes 100,000 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by Mr. Hutchison. Also includes currently exercisable warrants to purchase 2,500 shares at $2.50 per share until May 14, 2004. Also includes the shares shown as beneficially owned by Victory Oil Company as described in note (7) below. Mr. Hutchison is the Vice President and Chief Financial Officer of Victory Oil Company. Mr. Hutchison disclaims beneficial ownership of the shares beneficially owned by Victory Oil Company.

(5) Includes 66,667 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by a company owned by Mr. Rhodes. Also includes 158,750 shares and currently exercisable warrants to purchase 7,845 shares for $2.50 per share until May 14, 2004 that are held by Whittier Energy Company. Mr. Rhodes is a Vice President of Whittier Energy Company.

(6) Includes 2,500 shares of Common Stock and options to purchase 122,500 shares of Common Stock that currently are exercisable or that will become exercisable within the next 60 days that are held by Andrew P. Calerich, the Chief Financial Officer and Secretary of the Company, and 31,000 shares and currently exercisable warrants to purchase 1,600 shares for $2.50 per share until May 14, 2004 held by Mr. Calerich's wife's individual retirement account.

(7) Includes 1,666,667 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by Victory Oil Company. Also includes 100,000 shares owned by Crail Fund, a partnership that is owned by the shareholders of Victory Oil Company. See "TRANSACTIONS BETWEEN THE COMPANY AND RELATED PARTIES-- 1998 Private Placement Of Notes". Also includes currently exercisable warrants to purchase 93,750 shares for $2.50 per share until May 14, 2004.

(8) This beneficial ownership was reported in the Schedule 13D filed by Victory Oil Company, Whittier Trust Company and other filing parties on November 5, 1998. These shares consist of shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by various holders for whom Whittier Trust Company serves as trustee and/or agent. See "TRANSACTIONS BETWEEN THE COMPANY AND RELATED PARTIES-- 1998 Private Placement Of Notes".

(9) This beneficial ownership was reported in the Schedule 13D filed on May 28, 1999 by Thomas E. Claugus, GMT, Inc., Bay Resource Partners Offshore Fund, Ltd., and Bay Resource Partners, L.P. (collectively, the "Claugus Group"). Includes an aggregate of 943,750 shares and currently exercisable warrants to purchase 94,375 shares for $2.50 per share until May 14, 2004 that are held by the Claugus Group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1998 Private Placement Of Notes
-------------------------------

     In November 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements. Victory Oil Company ("Victory") purchased $1.0 million of Notes, and parties related to Whittier Energy Company ("WEC") purchased $500,000 of Notes. The remaining $1.0 million of Notes were sold to other investors. For a description of the Notes and the Series A Preferred stock into which the Notes may be converted, see below, "DESCRIPTION OF SECURITIES".

     In connection with the sale of the Notes, the Company agreed to add, and the stockholders of the Company subsequently approved the election of, S.L. Hutchison and Bryce W. Rhodes to the Board of Directors. Mr. Hutchison is the Chief Financial Officer of Victory and Mr. Rhodes is a Vice President of WEC.

     As a condition to the sale of the Notes, D. Scott Singdahlsen and Robert B. Suydam, who are directors and officers of the Company, entered into a voting agreement (the "Voting Agreement") with the purchasers of the Notes. Pursuant to the Voting Agreement, Mr. Singdahlsen and Mr. Suydam each agreed, respectively, that he will vote all the shares of Common Stock of the Company owned by him in favor of the election of two nominees of the investors to serve on the Board of Directors of the Company and for the re-election of those nominees or other nominees at any time that the aggregate percentage ownership of common equity of the Company underlying the Notes or Series A Preferred owned by the investors is 20 percent or more of the outstanding Common Stock. At the annual meeting of stockholders held on April 16, 1999, all of Mr. Singdahlsen's and Mr. Suydam's shares were voted in favor of the two nominees. Mr. Singdahlsen and Mr. Suydam are required to vote for only one nominee at any time after the aggregate percentage ownership of common equity of the Company owned by the investors is less than 20 percent and greater than or equal to 10 percent of the outstanding Common Stock. The obligation of Mr. Singdahlsen and Mr. Suydam to vote for any nominees of the investors terminates at any time after the percentage ownership of common equity of the Company owned by the investors is less than 10 percent of the outstanding Common Stock. Mr. Singdahlsen and Mr. Suydam are not required to vote for the designated board members at any time that the holders of the Series A Preferred have the right voting separately as a class to elect those designated board members.


May 1999 Private Placement Of Units
-----------------------------------

     In May 1999, the Company completed a private placement of $7,000,000 of Units at $16 per Unit, with each Unit consisting of 10 shares of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share until May 14, 2004. The private placement was made pursuant to exemptions from federal and state registration requirements. 93,750 Units for $1,500,000 and 7,875 Units for $126,000 were purchased by Victory and WEC, respectively.

     Except as described above, during the fiscal year ended August 31, 1998, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

DESCRIPTION OF SECURITIES

     The Company's authorized capital consists of 30,000,000 shares of $.001 par value Common Stock and 1,000,000 shares of $.001 par value preferred stock. The Company had 14,579,580 shares of Common Stock issued and outstanding as of December 3, 1999, and these outstanding shares were held by approximately 1,475 stockholders. The Company also had outstanding 22,979 shares of Series A Preferred Stock held by 55 holders. There also are outstanding warrants to purchase 175,000 shares of Common Stock that are held by two holders and additional warrants to purchase 434,375 shares of Common Stock held by 51 holders. The following is a description of the Company's securities.

Common Stock

     Each share of the Common Stock is entitled to share equally with each other shares of Common Stock in dividends from sources legally available therefore, when, as, and if declared by the Board of Directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock of the Company is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, redemption rights or rights of conversion with respect to the Common Stock. All outstanding shares of Common Stock and all shares underlying the Warrants when issued will be fully paid and nonassessable by the Company. The Board of Directors is authorized to issue additional shares of Common Stock within the limits authorized by the Company's Certificate Of Incorporation and without stockholder action.

     All shares of Common Stock have equal voting rights and voting rights are not cumulative. The holders of more than 50 percent of the shares of Common Stock of the Company could, therefore, if they chose to do so and unless subject to a voting agreement to the contrary, elect all the directors of the Company.

     The Company has not paid any cash dividends since its inception.

     The Company has reserved a sufficient number of shares of Common Stock for issuance upon the exercise of options under the Company's 1997 Stock Option Plan.


Notes

     In November 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements.

     The Notes were automatically converted into shares of Series A Preferred Stock (the "Series A Preferred") at the rate of one share for each $100 principal amount of Notes upon approval by the stockholders of the Series A Preferred on April 16, 1999. As a result, no Notes currently are outstanding. For a description of the Series A Preferred, see below "- Series A Preferred Stock".

     Upon conversion of the Notes into Series A Preferred, the Company paid accrued interest on the Notes with Common Stock at a rate based on the weighted average trading price of the Common Stock for 45 days prior to the interest payment date. The aggregate number of shares issued as payment of accrued interest on the Notes was 53,326.

Series A Preferred Stock

     The following is a summary of the rights of the Series A Preferred:

     o    Each share of Series A Preferred has a face value of $100 per share.

     o An annual dividend of 10% is payable on the Series A Preferred semi-annually. The payment will be made either in cash or in Common Stock, at the option of the Company. If paid with Common Stock, the Common Stock will be issued at a rate based on a 45 day weighted average trading price of the Common Stock.

     o The Series A Preferred is convertible, in whole or in part, into Common Stock at the rate of one share of Common Stock for each $.60 of face value of Series A Preferred (or 166.67 shares of Common Stock for each $100 face amount share of Series A Preferred). The conversion right may be exercised at any time and from time to time.

     o The Company has the right to require holders to convert their Series A Preferred into Common Stock in the following circumstances:

          o The Company has the right to require that one-third of the outstanding Series A Preferred be redeemed or converted at any time after October 26, 1999, provided that the market value of the Company's Common Stock is at least $2.40 per share, based on a 45-day weighted average trading price. At October 26, 1999 the Company had exceeded the $2.40 per share requirement and has initiated the redemption/conversion process.

          o The Company has the right to require that two-thirds of the outstanding Series A Preferred be redeemed or converted at any time after October 26, 2000, provided that the market value of the Common Stock is at least $3.60 per share.

          o The Company has the right to require all of the outstanding Series A Preferred be redeemed or converted beginning at any time after October 26, 2000, provided that the market value of the Common Stock is at least $4.80 per share.

          o The Company shall have the right, beginning October 26, 2000, to require that all the outstanding Series A Preferred be redeemed or converted if the Corporation has accumulated retained earnings equal to or greater than $3,750,000.

     o In a vote of stockholders, other than for the election of directors of the Company, the holders of the Series A Preferred are entitled to vote the number of votes equal to the number of shares into which the Series A Preferred may be converted, or 167 votes for each share of Series A Preferred.

     o The holders of the Series A Preferred, as a separate class, have the right to elect two members of the Board of Directors of the Company when 10,000 or more shares of Series A Preferred are outstanding. If the Board of Directors is increased to a number greater than six, the holders of the Series A Preferred may elect one-third of the total number of directors when 10,000 or more shares are outstanding. When more than 5,000 shares but less than 10,000 shares of Series A Preferred are outstanding, the holders of Series A Preferred have the right to elect one member of the Board of Directors. If the Board of Directors is increased to a number greater than six, the holders of the Series A Preferred may elect one-sixth of the total number of directors when more than 5,000 shares but less an 10,000 shares are outstanding.


Warrants

     In connection with the sale of the Notes, the Company issued warrants to purchase up to 175,000 shares of the Company's Common Stock at an at an exercise price of $.75 per share. All of the warrants currently are exercisable and all of them expire on October 26, 2003. The Company has the right to repurchase some or all of the warrants before that time, depending on whether the trading price of the Company's Common Stock meets or exceeds certain goals. At October 26, 1999, the Company had met certain goals that enable the Company to repurchase 58,333 warrants. The warrant holders have been notified and have elected to exercise this component of their warrants. The Company is in the process of completing this transaction. See also, "TRANSACTIONS BETWEEN THE COMPANY AND RELATED PARTIES - 1998 Private Placement Of Notes".

     The Company also has outstanding warrants to purchase up to an aggregate of 434,375 shares of Common Stock that were issued in the May 1999 private placement. The warrants are exercisable at $2.50 per share until May 14, 2004.


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

(b)      Reports On Form 8-K.

     During the fourth quarter of the fiscal year ended August 31, 1998, the Registrant filed three Current Reports on Form 8-K reporting events that occurred on June 1, 1999, June 21, 1999 and July 16, 1999. These events consisted of the dissemination of press releases by the Company and were reported under "ITEM 5. OTHER EVENTS". Subsequent to August 31, 1999 and prior to filing this Annual Report on Form 10-KSB, the Registrant has not filed any Current Reports on Form 8-K.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)






                                      INDEX


  Independent Auditor's Report                                           F-2

  Balance Sheet
      August 31, 1999                                                    F-3

  Statements of Operations
      Years Ended August 31, 1998 and 1999 and
      Cumulative Amounts from Inception to August 31, 1999               F-4

  Statements of Members'/Stockholders' Equity
      Period from Inception (May 31, 1996) to
      December 31, 1996, Eight Months Ended
      August 31, 1997 and Years Ended August 31, 1998 and 1999         F-5 - F-6

  Statements of Cash Flows
      Years Ended August 31, 1998 and 1999 and
      Cumulative Amounts from Inception to August 31, 1999             F-7 - F-8

  Notes to Financial Statements                                       F-9 - F-19

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PYR ENERGY CORPORATION

We have audited the accompanying balance sheet of PYR Energy Corporation (a development stage company) as of August 31, 1999, the related statements of operations, members'/stockholders' equity and cash flows for the two years then ended, and cumulative amounts from inception to August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation as of August 31, 1999, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from inception to August 31, 1999 in conformity with generally accepted accounting principles.



/s/  Wheeler Wasoff, PC.

Denver, Colorado
October 8, 1999

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 AUGUST 31, 1999

                                     ASSETS

CURRENT ASSETS
   Cash                                                            $    117,905
   Marketable securities                                              5,111,062
   Accounts receivable                                                    3,082
   Prepaid expenses                                                      10,347
                                                                   ------------


        Total Current Assets                                          5,242,396
                                                                   ------------

PROPERTY AND EQUIPMENT                                                5,106,847
                                                                   ------------
OTHER ASSETS
    Reimbursable property costs                                         410,000
    Deposit                                                               3,278
                                                                   ------------
                                                                        413,278
                                                                   ------------
                                                                   $ 10,762,521
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $    179,839
    Current portion of capital lease obligation                           1,600
                                                                   ------------

        Total Current Liabilities                                       181,439
                                                                   ------------

CAPITAL LEASE OBLIGATION                                                  1,062
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value;
     Authorized 1,000,000 shares
     Series A - Authorized 25,000 shares;
     Issued and outstanding 22,979 shares                                    23
    Common stock, $.001 par value;
     Authorized 30,000,000 shares
     Issued and outstanding 14,408,620 shares                            14,409
    Capital in excess of par value                                   11,925,537
    Deficit accumulated during the development stage                 (1,359,949)
                                                                   ------------

                                                                     10,580,020
                                                                   ------------

                                                                   $ 10,762,521
                                                                   ============



    The accompanying notes are an integral part of the financial statements.



                                                   PYR ENERGY CORPORATION
                                                (A Development Stage Company)
                                                  STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                       from
                                                                  Years Ended                      Inception to
                                                                  August 31,                         August 31,
                                                         1998                    1999                  1999
                                                     -----------------------------------           ------------
REVENUES
    Consulting fees                                  $     10,000           $       --             $    127,528
    Interest                                               36,145                116,713                158,454
                                                     ------------           ------------           ------------

                                                           46,145                116,713                285,982
                                                     ------------           ------------           ------------
OPERATING EXPENSES
    General and administrative                            675,245                743,115              1,562,039
    Dry hole, impairment and abandonments                  15,000                306,369                321,369
    Interest                                                  488                183,256                184,095
    Depreciation and amortization                          22,416                 24,380                 47,847
                                                     ------------           ------------           ------------


                                                          713,149              1,257,120              2,115,350
                                                     ------------           ------------           ------------
OTHER INCOME
    Gain on sale of oil and gas prospects                 556,197                   --                  556,197
                                                     ------------           ------------           ------------

                                                         (110,807)            (1,140,407)            (1,273,171)
INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                                     --                     --                  (35,868)
                                                     ------------           ------------           ------------


NET (LOSS)                                           $   (110,807)          $ (1,140,407)          $ (1,309,039)
                                                     ============           ============           ============

NET (LOSS) PER
COMMON SHARE - BASIC AND DILUTED (Note 2)
                                                     $      (.012)          $      (.105)          $      (.167)
                                                     ============           ============           ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING (Note 2)                                    9,154,804             10,823,645              7,817,851
                                                     ============           ============           ============



                          The accompanying notes are an integral part of the financial statements.




                                                      PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                           STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                               EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998 AND 1999

                                                                                                                        Deficit
                                                        Preferred Stock           Common Stock                        Accumulated
                                                        ---------------           ------------         Capital in      During the
                                              Members'                                                 Excess of      Development
                                              Equity    Shares   Amount        Shares      Amount      Par Value         Stage
-----------------------------------------------------------------------------------------------------------------------------------

Inception, May 31, 1996                     $    --       --   $      --          --     $      --     $      --      $      --
Initial member contributions - cash             5,000     --          --          --            --            --             --
Member contribution- services                  12,000     --          --          --            --            --             --
Distributions to members                      (24,000)    --          --          --            --            --             --
Net income                                     18,963     --          --          --            --            --             --
                                            ---------  --------   ---------   -----------   -----------   -----------    -----------
Balance, December 31, 1996                     11,963     --          --          --            --            --             --
Member contributions - cash                    23,000     --          --          --            --            --             --
Member contribution - services                 24,000     --          --          --            --            --             --
Distributions to members                      (42,000)    --          --          --            --            --             --
Net income - January 1, 1997
 to August 5, 1997                             16,905     --          --          --            --            --             --
Issuance of common stock to
 members of PYR Energy,
 LLC upon merger ($.008 per share)            (33,868)    --          --     4,000,000         4,000        29,868           --

Recapitalization of shares issued
 by Mar prior to merger                          --       --          --     1,059,804         1,060          (724)          --
Sales of common stock pursuant
 to private placement at
 $.25 per share                                  --       --          --     2,095,000         2,095       521,655           --

Sale of common stock pursuant
 to private placement at
 $.75 per share                                  --       --          --     2,000,000         2,000     1,498,000           --

Costs of private placements offerings            --       --          --          --            --        (280,711)          --
Net (loss) August 6, 1997
 to August 31, 1997                              --       --          --          --            --            --          (57,825)
                                            ---------  ------   ----------  -----------   -----------   -----------    -----------
Balance, August 31, 1997                         --       --          --     9,154,804         9,155     1,768,088        (57,825)
Net (loss)                                       --       --          --          --            --            --         (110,807)
                                            ---------  ------   ----------  -----------   -----------   -----------    -----------
Balance, August 31, 1998                    $    --       --          --     9,154,804    $     9,155   $ 1,768,088    $  (168,632)



                            The accompanying notes are an integral part of the financial statements





                                                     PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                     STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                               EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998 AND 1999


                                                                                                                       Deficit
                                            Preferred Stock                     Common Stock                         Accumulated
                                            ---------------                     ------------         Capital in      During the
                                 Members'                                                             Excess of      Development
                                 Equity    Shares        Amount            Shares         Amount      Par Value         Stage
-----------------------------------------------------------------------------------------------------------------------------------

Balance Forward                  $ --          --      $       --         9,154,804    $      9,155   $  1,768,088    $  (168,632)
Issuance of preferred stock
 for convertible notes             --        25,000              25            --              --        2,499,976            --
Unamortized convertible note
 financing costs                   --          --              --              --              --          (73,319)           --
Issuance of common stock for
 interest on convertible debt,
 at $2.19 per share                --          --              --            53,326              53        116,769            --
Issuance of common stock
 warrants for financing costs      --          --              --              --              --           56,833            --
Conversion of preferred
 stock to common stock
 at $.60 per share                 --        (2,021)             (2)       (336,833)            337           (335)           --
Sale of common stock pursuant
 to private placement for cash
 of $1.60 per share                --          --              --         4,375,000           4,375      6,995,625            --

Costs of private placement         --          --              --              --              --          (83,155)           --
Exercise of private placement
 warrants for cash of $2.50
 per share                         --          --              --             3,125               3          7,809            --
Issuance of common stock for
 property valued at $.75
 per share                         --          --              --           266,666             267        199,733            --
Issuance of common stock for
 property at valued $2.00
 per share                         --          --              --           218,866             219        437,513            --
Preferred dividends paid                                                       --              --             --           (50,910)
Net (loss)                         --          --              --              --              --             --        (1,140,407)
                                 ------   ---------    ------------    ------------    ------------   ------------    ------------

Balance August 31, 1999          $ --        22,979    $         23      14,408,620    $     14,409   $ 11,925,537    $ (1,359,949)
                                 ======   =========    ============    ============    ============   ============    ============



                            The accompanyinotes are an integral part of the financial statements.




                                                   PYR ENERGY CORPORATION
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS


                                                                     Years Ended                      Cumulative
                                                                     August 31                      Amounts from
                                                              1998                  1999              Inception
                                                        ----------------------------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                              $   (110,807)         $ (1,140,407)         $ (1,273,171)
Adjustments to reconcile net (loss) to
 net cash provided by operating activities
   Depreciation and amortization                              22,416                24,380                47,847
   Contributed services                                         --                    --                  36,000
   Gain on sale of oil and gas prospects                    (556,197)                 --                (556,197)
   Dry hole, impairment and abandonments                      15,000               306,369               321,369
   Common stock issued for interest on debt                     --                 116,822               116,822
   Amortization of financing costs                              --                  26,939                26,939
   Amortization of marketable securities                        --                 (20,263)              (20,263)
 Changes in assets and liabilities
   Decrease (increase) in accounts receivable                 10,000                (3,082)               (3,082)
  (Increase) in prepaids                                     (12,700)               (3,451)              (18,742)
  (Decrease) increase in accounts payable                    (25,858)              135,450               165,405
   Other                                                        --                  10,000                 6,249
                                                        ------------          ------------          ------------
Net cash (used) by operating activities                     (658,146)             (547,243)           (1,150,824)
                                                        ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                     (43,407)              (13,067)              (85,955)
   Cash paid for undeveloped oil and gas properties       (1,406,613)           (3,522,969)           (5,227,760)
   Proceeds from sale of oil and gas properties            1,050,078                  --               1,050,078
   Cash paid for marketable securities                          --              (5,090,799)           (5,090,799)
   Cash paid for reimbursable property costs                    --                (410,000)             (410,000)
                                                        ------------          ------------          ------------
Net cash (used) in investing activities                     (399,942)           (9,036,835)           (9,764,436)
                                                        ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                --                    --                  28,000
   Distributions to members                                     --                    --                 (66,000)
   Cash from short-term borrowings                              --                    --                 285,000
   Repayment of short-term borrowings                           --                    --                (285,000)
   Proceeds from sale of common stock                           --               7,000,000             9,023,750
   Proceeds from sale of convertible debt                       --               2,500,001             2,500,001
   Proceeds from exercise of warrants                           --                   7,812                 7,812
   Cash paid for offering costs                                 --                (126,580)             (407,291)
   Cash received upon recapitalization and merger               --                    --                     336
   Payments on capital lease                                  (1,093)               (1,440)               (2,533)
   Preferred dividends paid                                     --                 (50,910)              (50,910)
                                                        ------------          ------------          ------------
Net cash (used) provided by financing activities              (1,093)            9,328,883            11,033,165
                                                        ------------          ------------          ------------

NET (DECREASE) INCREASE IN CASH                           (1,059,181)             (255,195)              117,905
CASH, BEGINNING OF PERIODS                                 1,432,281               373,100                  --
                                                        ------------          ------------          ------------
CASH, END OF PERIODS                                    $    373,100          $    117,905          $    117,905
                                                        ============          ============          ============


                   The accompanying notes are an integral part of the financial statements.



                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED AUGUST 31, 1998 AND 1999
                  AND PERIOD FROM INCEPTION TO AUGUST 31, 1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended August 31, 1998 and 1999, the Company paid cash for interest of $488 and $371, respectively, on a capital lease.

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

     During the year ended August 31, 1999, the Company issued common stock, valued at $637,732, as partial consideration for oil and properties; issued common stock, valued at $116,822 for interest on convertible debt; and issued warrants, valued at $56,833, as partial consideration for commission on the sale of convertible debt.



    The accompanying notes are an integral part of the financial statements.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

     PYR Energy Corporation (the "Company"), is an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves in the Western United States, primarily California, and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. The Company's predecessor, Mar Ventures Inc. ("Mar"), was incorporated under the laws of the State of Delaware on March 27, 1996 for the purpose of producing and marketing traditional television programming and marketing its film library. Mar was a public company which had no significant operations as of July 31, 1997. On August 6, 1997 Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by SFAS No. 7. PYR LLC, an independent exploration company, was engaged in the acquisition of oil and gas properties for exploration and exploitation in the Rocky Mountain region and California. Effective August 6, 1997, Mar transferred to its former president substantially all its assets and liabilities that were related to its film library operations. The net assets of Mar exchanged pursuant to the transaction with PYR LLC are as follows:

                     Cash                               $   336
                     Assets                               1,605
                     Liabilities                         (1,605)
                                                        -------
                                                        $   336
                                                        =======

     Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation. For financial reporting purposes, the business combination was accounted for as an additional capitalization of Mar (a reverse acquisition with PYR LLC as the acquirer). The operations of PYR LLC are the only continuing operations of the Company. Prior to the business combination, Mar loaned $275,000 to PYR LLC for amounts owed by PYR LLC with respect to its oil and gas operations. The loan was eliminated in conjunction with the successful completion of the combination of PYR LLC and Mar.

     The Company is an exploration stage oil and gas company and as of August 31, 1999, has not earned any production revenue nor recognized proved reserves on any of its properties. The Company's efforts, since August 1997, have been in financing activities and the acquisition of unproven properties and related seismic data. The Company has entered into participation and farm-in agreements with industry partners on certain of its properties pursuant to which these partners have acquired, for cash, interests in the Company's properties. During the year ended August 31, 1998, drilling of two test wells was commenced, with one well being plugged and abandoned and the other suffering a blowout. During the year ended August 31, 1999 the Company continued its acquisition of unproven properties and related seismic data with industry partners, and is participating in exploration of the properties, including the drilling of exploratory wells.

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

     Undeveloped oil and gas prospects consist of leases and acreage acquired by the Company for its exploration and development activities, including the cost of seismic data acquisition and evaluation, and drilling costs for exploration wells. The cost of these non-producing leases is recorded at the lower of cost or fair market value.

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

     At August 31, 1999 the Company has determined that an impairment loss of $285,229 on unproved oil and gas properties be recognized.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MARKETABLE SECURITIES

     All investments are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to- maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

     FINANCING COSTS

     Financing costs include expenses incurred in conjunction with the Company's private placement of convertible notes. These costs were amortized over the term of the notes and charged to interest expense up to the date of conversion to preferred stock. At conversion, unamortized financing costs were charged to capital in excess of par value.

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

     PYR LLC was taxed as a Limited Liability Company until August 6, 1997, and was not subject to federal and state income tax. Earnings and losses through that date were included in the personal tax returns of its members, and PYR LLC did not record an income tax provision.

     At August 31, 1999, the Company had a net operating loss carryforward of approximately $1,800,000 that may be offset against future taxable income through 2019.

     The Company has fully reserved the $351,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $327,000 is attributable to 1999.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration costs on oil and gas properties, and impairment pursuant to SFAS No. 121.

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

     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable; except for the Company's liabilities related to the blowout of November 23, 1998. The Company has advanced what management believes to be the total remaining costs to claimants. (See Note 4) In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

     (LOSS) PER SHARE

     (Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Common shares issued to the members of PYR LLC upon completion of Mar's merger with PYR LLC (Note 1) are considered outstanding for all periods presented. Convertible equity instruments, such as stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

     SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW TECHNICAL PRONOUNCEMENTS

     In June 1998 SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities: was issued for fiscal years beginning after June 15, 1999, Adoption of SFAS No. 133 is not expected to have an inpact on the Company's financial statements.

     In October 1998 SFAS No. 134 "Accounting for Mortgage Broker Securities: was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 is not expected to have an impact on the Company's financial statements.

     In February 1999 SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections" was issued for fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 is not expected to have an impact on the Company's financial statements.

     In June 1999 SFAS No. 136 "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" was issued for fiscal years beginning after December 15, 1999. Adoption of SFAS No. 136 is not expected to have an impact on the Company's financial statements.

     In June 1999 SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

NOTE 3 - MARKETABLE SECURITIES

     At August 31, 1999, the Company held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity at August 31, 1999 consisted of securities with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. These securities are stated at amortized cost.

     The held-to-maturity securities at August 31, 1999 include the following:



                                                      Amortized        Fair
                                                        Cost           Value
                                                     ----------     ----------
         U.S. Government backed discount notes,
         face value of $5,255,000                    $5,111,062     $5,106,000

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at August 31, 1999 consists of the following:


     Furniture and equipment                                  $     85,955
     Asset under capital lease                                       5,195
                                                              ------------
                                                                    91,150
     Less accumulated depreciation and amortization                (47,373)
                                                              ------------
                                                                    43,777
                                                              ------------
     Undeveloped oil and gas prospects                           5,348,299
     Less impairment                                              (285,229)
                                                              ------------
                                                                 5,063,070
                                                              ------------
                                                              $  5,106,847
                                                              ============

     Information relating to the Company's costs incurred in its oil and gas operations during the year ended August 31, 1999 is summarized as follows:

     Property acquisition - Unproved properties               $  2,085,584
     Exploration costs                                             792,616
                                                              ------------
                                                              $  2,878,200
                                                              ============

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells.

     During the year ended August 31, 1998, the Company charged $15,000 to operations as an allocation of its cost basis in a dry hole in which it had a carried working interest. This allocation was based on the Company's estimate that this drill location had no future value. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis. During the year ended August 31, 1999 the Company abandoned properties with a carrying cost of $21,140 and, in addition, recorded an impairment loss on undeveloped oil and gas properties in the amount of $285,229.

     Depreciation expense for the years ended August 31, 1998 and 1999 was $22,321 and $24,111, respectively.

     On November 23, 1998, the Company's test well being drilled on its East Lost Hills prospect suffered a blowout. A majority of the costs associated with the blowout have been covered by insurance policies in effect when the blowout occurred. A portion of the claims has not yet been received from one of the insurance policies. The Company has paid $410,000 for its proportionate share of the claims. The Company believes that most, if not all of these claims will ultimately be reimbursed through insurance proceeds. The accompanying financial statements reflect the costs advanced as Reimbursable Property Costs at August 31,1999. Any amounts not reimbursed will be capitalized as oil and gas property costs.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 5 - CAPITAL LEASE OBLIGATION

     Capitalized lease obligation at August 31, 1999 consists of a lease for office equipment, repayable in monthly installments of $150 with interest at 10.5%.

     Maturity of this obligation is as follows: year ending August 31, 2000 - $1,600; 2001 - $1,062.

     Future minimum payments on capitalized leases are as follows:

     Year ending August 31,
     2000                                                          $1,803
     2001                                                           1,080
                                                                   ------
                                                                    2,883
     Less amount representing interest                                221
                                                                   ------
     Present value of net minimum lease payments                    2,662
     Less current maturity                                          1,600
                                                                   ------
     Long-term portion                                             $1,062
                                                                   ======

NOTE 6 - CONVERTIBLE NOTES PAYABLE

     In November 1998 the Company completed the sale of $2,500,000, 10% convertible notes, due October 1999. The notes were convertible into an aggregate 25,000 shares of a newly designed Series A Preferred Stock of the Company. The Company obtained shareholder approval for authorization of the Series A Preferred Stock and, in April 1999, all notes were converted to Series A Preferred Stock. Accrued interest due as of the date of conversion of $116,822 was paid by the issuance of 53,326 shares of common stock, valued at $2.19 per share. In conjunction with the sale of $1,500,000 of the notes, the Company paid a finder's fee consisting of $45,000 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $.75 per share for a period of five years. The warrants were valued at $56,833.

NOTE 7 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     In April 1999 the shareholders of the Company approved an amendment to the Certificate of Incorporation wherein the Company was authorized to issue 1,000,000 shares of preferred stock, with a par value of $.001 per share. The Board of Directors authorized the designation of a "Series A Preferred Stock," consisting of 25,000 shares, face value of $100 per share, 10% cumulative dividend payable in cash or shares of common stock on January 1 and July 1 of each year. Holders of Series A Preferred Stock receive preference in the event of any liquidation, dissolution or winding up of the Company. The shares of Series A Preferred Stock are convertible into shares of common stock of the Company at an initial conversion price of $.60 per share.

     In April 1999 the holders of convertible notes (Note 6) converted the notes to 25,000 shares of Series A Preferred Stock. As of August 31, 1999, 2,021 shares of Series A Preferred Stock were converted to 336,833 shares of common stock at a conversion price of $.60 per share.

     At August 31, 1999 accrued, undeclared dividends on Series A Preferred Stock was $39,814.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

     COMMON STOCK

     Effective August 6, 1997 Mar completed a merger with PYR LLC (Note 1). In conjunction with the merger, the members of PYR LLC received 4,000,000 shares of common stock of Mar. These shares were recorded at the net member equity of PYR LLC as of that date of $33,868. The 1,059,804 Mar shares outstanding as of the date of merger were recapitalized to the net assets of Mar of $336. For financial statement reporting purposes, this transaction was treated as a reverse acquisition whereby PYR LLC was considered the surviving and reporting entity. For legal purposes, however, Mar remained as the surviving entity, therefore the capital structure of the Company was accordingly restated.

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

     In May 1999 the Company completed the sale of 437,500 units of common stock and warrants pursuant to a private placement at a price of $16 per unit. Each unit consisted of 10 shares of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share for a period of five years. The Company may repurchase the warrants for $.001 per warrant at any time after the weighted average trading price of the Company's common stock has been at least $6.00 per share for a 45-day period. Proceeds from the offering were $7,000,000, before costs of the offering of $83,155. As of August 31, 1999 warrant holders had exercised 3,125 warrants.

     During the year ended August 31, 1999 the Company issued shares of common stock valued at the non-discounted trading market price as of the date of the transaction, in conjunction with the assignment to the Company of certain undeveloped oil and gas prospects located in California as follows:

     * 266,666 shares, valued at $.75 per share, as full consideration for property received
     * 218,866 shares, valued at $2.00 per share, as partial consideration for property received.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

     WARRANTS

     In 1999, the Company issued warrants to purchase 175,000 shares of common stock at an exercise price of $.75 per share through October 26, 2003 as partial consideration for a commission in conjunction with the private placement of convertible notes. The warrants are valued at $56,833, using the Black-Scholes option pricing model. In May 1999, in conjunction with the sale of 437,500 Units of common stock and warrants as described above, the Company issued warrants to purchase 437,500 shares of common stock at an exercise price of $2.50 through May 14, 2004.

     At August 31, 1999 the status of outstanding warrants is as follows:

          Issue               Shares         Exercise            Expiration
          Date             Exercisable         Price                Date
     ---------------------------------------------------------------------------

     October 26, 1998         175,000          $  .75           October 26, 2003
     May 14, 1999             434,375          $ 2.50           May 14, 2004

     At August 31, 1999 the per share weighted average exercise price of outstanding warrants was $2.00 per share.

NOTE 8 - STOCK OPTION PLAN

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

     The status of outstanding options granted pursuant to the 1997 Plan is as follows:

                                                   Number          Weighted Avg.      Weighted Avg.
                                                  of Shares       Exercise Price       Fair Value
                                                  ---------       --------------       ----------

     Options Outstanding - July 1, 1997            171,000            $1.50               $ --
     (None exercisable)
     Expired                                       (60,000)
     Granted                                       135,000            $1.40               $ .31
                                                   -------

     Options Outstanding - August 31, 1998         246,000            $1.46               $ .26
     (37,000 exercisable)
     Expired                                       (10,000)
     Granted                                       585,000             $1.10              $ .92
                                                  --------

     Options Outstanding - August 31, 1999         821,000             $1.20              $ .74
                                                  ========
     (139,000 exercisable)


                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - STOCK OPTION PLAN (CONTINUED)

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 1999 would have been increased to the pro forma amounts indicated below:

     Net (loss) applicable to common stockholders - as reported    $ (1,140,407)
                                                                   ============
     Net (loss) applicable to common stockholders - pro forma      $ (1,187,322)
                                                                   ============
     (Loss) per share - as reported                                $      (.105)
                                                                   ============
     (Loss) per share - pro forma                                  $      (.110)
                                                                   ============
     Weighted average fair value of options granted in 1999        $        .92
                                                                   ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 25% to 161%; discount rate of 5.50%; and expected lives of 3 to 5 years.

     At August 31, 1999 the number of options exercisable was 139,000, the weighted average exercise price of these options was $1.44, the weighted average contractual life of the options was 5 years and the exercise price was $1.28 to $1.50 per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:

     Years ending August 31,
     2000                                                     $      41,105
     2001                                                            41,105

     Rent expense was $35,539 and $40,816 for the years ended August 31, 1998 and 1999, respectively.

     In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $700,000 in delay rentals and other costs during fiscal year ended August 31, 2000 to maintain the right to explore these prospects.

     The Company may be subject to various possible contingencies which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

NOTE 10 - RELATED PARTY TRANSACTIONS

     In 1998 the Company paid $43,530 for services provided to the Company by an entity controlled by a former director of the Company.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 11 - FINANCIAL INSTRUMENTS

     FAIR VALUE

     The carrying amount reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Fair value of marketable securities approximates amortized cost due to the short-term period to maturity.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and marketable securities. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. Marketable securities consist of U.S. Government backed discount notes. The Company believes that credit risk associated with these investments is remote.

NOTE 12 - SEGMENT REPORTING

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131 for the year ended August 31, 1999.

     The Company has one reportable segment, oil and gas producing activities. The Company has concentrated its oil and gas acquisition and exploration activities in the western United States, primarily in California and the Rocky Mountain region. All significant activities in this segment have been with industry partners.

     The Company has not earned any revenue from its oil and gas activities nor recorded proved reserves at August 31, 1999.

NOTE 13 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PYR ENERGY CORPORATION


Date: December 6, 1999           By:  /s/ D. Scott Singdahlsen
                                      ------------------------------------------
                                   D. Scott Singdahlsen, Chief Executive Officer

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



       Signatures                                  Title                                      Date
       ----------                                  -----                                      ----

/s/ D. Scott Singdahlsen                Chief Executive Officer, President             December 6, 1999
-------------------------------------   and Chairman Of The Board
D. Scott Singdahlsen


/s/ Keith F. Carney                     Director                                       December 6, 1999
-------------------------------------
Keith F. Carney


/s/ Robert B. Suydam                    Vice President-Geology and Director            December 6, 1999
-------------------------------------
Robert B. Suydam

/s/ S. L. Hutchison                     Director                                       December 6, 1999
-------------------------------------
S. L. Hutchison

/s/ Bryce W. Rhodes                     Director                                       December 6, 1999
-------------------------------------
Bryce W. Rhodes

/s/ Andrew P. Calerich                  Chief Financial Officer and Secretary          December 6, 1999
-------------------------------------
Andrew P. Calerich