Form 10QSB
period 1999-11-30
PYR ENERGY CORP
filed 2000-01-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  November 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   ----------------

                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                            95-4580642
 -----------------------------                             -------------------
   (State or jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  1675 Broadway, Suite 1150, Denver, CO                            80202
  -------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ---      ---


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 14, 2000 is as follows:

        $.001 Par Value Common Stock                14,579,580
                                                    ----------

                            PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements.....................................   3

                  Balance Sheet - November 30, 1999 and August 31, 1999....   3

                  Statement of Operations - Three Months Ended
                  November 30, 1999 and November 30, 1998 .................   4

                  Statement of Cash Flows - Three Months
                  Ended November 30, 1999 and November 30, 1998 ...........   5

                  Notes to Financial Statements............................   6

                  Summary of Significant Accounting Policies...............   6

         Item 2.  Management's Discussion and Analysis or
                 Plan of Operation.........................................   7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................  12

         Item 2.  Changes in Securities....................................  12

         Item 3.  Defaults Upon Senior Securities..........................  12

         Item 4.  Submission of Matters to a Vote of Security Holders......  12

         Item 5.  Other Information........................................  12

         Item 6.  Exhibits and Reports on Form 8-K.........................  12

         Signatures........................................................  12


                                                PART I
ITEM 1. FINANCIAL STATEMENTS

                                        PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                            BALANCE SHEETS

                                                ASSETS
                                                                   11/30/99                8/31/99
                                                                 (UNAUDITED)
CURRENT ASSETS
  Cash                                                          $    123,098             $    117,905
  Marketable Securities                                            3,194,510                5,111,062
  Other Receivables                                                   58,278                    3,082
  Prepaid Expenses                                                    24,447                   10,347
                                                                ------------             ------------
  Total Current Assets                                             3,400,333                5,242,396
                                                                ------------             ------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                        39,220                   43,777
  Undeveloped oil and gas prospects                                6,620,968                5,063,070
                                                                ------------             ------------
                                                                   6,660,188                5,106,847
                                                                ------------             ------------
OTHER ASSETS
  Reimbursable Property Costs                                        430,500                  410,000
  Deposit                                                              3,278                    3,278
                                                                ------------             ------------
                                                                $ 10,494,299             $ 10,762,521
                                                                ============             ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $     57,628             $    179,839
  Current portion of capital lease obligation                          2,278                    1,600
                                                                ------------             ------------
     Total Current Liabilities                                        59,906                  181,439
                                                                ------------             ------------
  Capital lease obligation                                              --                      1,062
                                                                ------------             ------------
    Total Liabilities                                                 59,906                  182,501
                                                                ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value
        Authorized 1,000,000 shares
        Issued and outstanding - 21,980 shares at 11/30/99
        and 22,979 shares at 8/31/99 "Series A
        Preferred Stock" $100 face value, 10% coupon                      22                       23
  Common stock, $.001 par value
        Authorized 30,000,000 shares
        Issued and outstanding - 14,579,580 shares
            at 11/30/99 and 14,408,620 shares at 8/31/99              14,580                   14,409
  Capital in excess of par value                                  11,945,367               11,925,537
  Retained earnings/(accumulated deficit)                         (1,525,576)              (1,359,949)
                                                                ------------             ------------
                                                                  10,434,393               10,580,020
                                                                ------------             ------------
                                                                $ 10,494,299             $ 10,762,521
                                                                ============             ============




                                                  PYR ENERGY CORPORATION
                                              (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                              Three                  Three
                                                             Months                  Months                Inception
                                                             Ended                   Ended                  Through
                                                            11/30/98                11/30/99                11/30/99

REVENUES
   Consulting fees                                        $       --              $       --              $    127,528
   Interest                                                      4,525                  56,842                 215,296
                                                          ------------            ------------            ------------
                                                                 4,525                  56,842                 342,824
                                                          ------------            ------------            ------------

OPERATING EXPENSES
   General and administrative                                  137,775                 217,845               1,779,884
   Dry hole, impairment and abandonments                          --                      --                   321,369
   Interest                                                     29,832                      66                 184,161
   Depreciation and amortization                                 6,386                   4,558                  52,405
                                                          ------------            ------------            ------------

                                                               173,993                 222,469               2,337,819
                                                          ------------            ------------            ------------
OTHER INCOME
   Gain on sale of oil and gas prospects                          --                      --                   556,197
                                                          ------------            ------------            ------------


                                                              (169,468)               (165,627)             (1,438,798)

INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                                          --                      --                   (35,868)
                                                          ------------            ------------            ------------

NET (LOSS)                                                $   (169,468)           $   (165,627)           $ (1,474,666)
                                                          ============            ============            ============

NET (LOSS) PER
COMMON SHARE - BASIC AND DILUTED
                                                          $      (.018)           $      (.011)           $      (.191)
                                                          ============            ============            ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                                                  9,243,693              14,536,370               7,733,798
                                                          ============            ============            ============





                                                       PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                                                                            Cumulative
                                                                          Three Months Ended               Amounts from
                                                                      11/30/98           11/30/99            Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                         $   (169,468)       $   (165,627)       $ (1,438,798)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities
      Depreciation and amortization                                       6,386               4,558              52,405
      Contributed services                                                 --                  --                36,000
      Gain on sale of oil and gas prospects                                --                  --              (556,197)
      Dry hole, impairment and abandonments                                --                  --               321,369
      Common stock issued for interest on debt                             --                  --               116,822
      Common stock issued for consulting fees                              --                20,000              20,000
      Amortization of financing costs                                      --                  --                26,939
      Amortization of marketable securities                                --                  --               (20,263)
 Changes in assets and liabilities
    Decrease (increase) in accounts and other receivables                  --               (55,196)            (58,278)
   (Increase) in prepaids                                               (25,619)            (14,100)            (32,842)
   (Decrease) increase in accounts payable                               58,640            (122,211)             43,194
    Other                                                                   (91)               --                 6,249
                                                                   ------------        ------------        ------------


Net cash (used) by operating activities                                (130,152)           (332,576)         (1,483,400)
                                                                   ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                                 (1,734)               --               (85,955)
   Cash paid for undeveloped oil and gas properties                  (1,526,197)         (1,557,898)         (6,785,658)
   Proceeds from sale of oil and gas properties                            --                  --             1,050,078
   Cash paid for marketable securities                                     --                  --            (5,090,799)
   Proceeds received from marketable securities                            --             1,916,552           1,916,552
   Cash paid for reimbursable property costs                            (20,500)           (430,500)
                                                                   ------------        ------------        ------------
                                                                                                           ------------
Net cash (used) in investing activities                              (1,527,931)            338,154          (9,426,282)
                                                                   ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                           --                  --                28,000
   Distributions to members                                                --                  --               (66,000)
   Cash from short-term borrowings                                         --                  --               285,000
   Repayment of short-term borrowings                                      --                  --              (285,000)
   Proceeds from sale of common stock                                      --                  --             9,023,750
   Proceeds from sale of convertible debt                             2,500,001                --             2,500,001
   Proceeds from exercise of warrants                                      --                  --                 7,812
   Cash paid for offering costs                                         (74,346)               --              (407,291)
   Cash received upon recapitalization and merger                          --                  --                   336
   Payments on capital lease                                               (346)               (385)             (2,918)
   Preferred dividends paid                                                --                  --               (50,910)
                                                                   ------------        ------------        ------------


Net cash (used) provided by financing activities                      2,425,309                (385)         11,032,780
                                                                   ------------        ------------        ------------

NET (DECREASE) INCREASE IN CASH                                         767,226               5,193             123,098
CASH, BEGINNING OF PERIODS                                              373,100             117,905                --
                                                                   ------------        ------------        ------------

CASH, END OF PERIODS                                               $  1,140,326        $    123,098        $    123,098
                                                                   ============        ============        ============



                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999

The accompanying interim financial statements of PYR Energy Corporation (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of August 31, 1999.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 1999, there were no cash equivalents.

     MARKETABLE SECURITIES - At November 30, 1999, the Company held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity consisted of securities with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. These securities are stated at amortized cost.

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

          The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 1999, the Company recorded an impairment loss of approximately $285,000.

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

     During the three months ended November 30, 1999 and November 30, 1998 the Company paid approximately $1,558,000 and $1,526,000 respectively, for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to its identified exploration and exploitation projects. The Company has had no revenues from oil and gas production.

     The Company currently anticipates that it will participate in the drilling of at least two exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that the future development of the Company's business will require additional (and possibly substantial) capital expenditures. Depending upon the extent of success of the Company's ability to sell additional prospects for cash, the level of industry participation in the Company's exploration projects, the continuing results at East Lost Hills, the Deep Temblor exploration program and the Company's other exploration projects, the Company may require from $2,000,000 to over $10,000,000 for capital expenditures relating to exploration and potential development of its projects during the following 12 month period. The Company intends to attempt to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Currently, there are no commitments for additional funding and the Company may need to raise additional funds to cover capital expenditures.

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

     A majority of the costs associated with the blow out have been covered by insurance policies in effect when the blow out occurred. A portion of the claims have not yet been reimbursed through one of the insurance policies. The Company has advanced $430,500 for its proportionate share of the claims in order that these claims be paid directly to the claimants. The Company believes that most, if not all of these claims will ultimately be reimbursed through insurance proceeds. The Company currently carries the advanced funds as Reimbursable Property Costs on its November 30, 1999 Balance Sheet.

     On December 18, 1998, a relief well, the Bellevue #1-17R, began drilling. This well was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined that it would be necessary to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the Bellevue #1-17 well was killed by pumping heavy mud and cement into the well bore. This Bellevue #1-17 well bore has been plugged and abandoned and the Bellevue #1-17R relief well has been used to sidetrack a replacement well into the targeted Temblor Zone. The operator of the well is currently continuing the process of production testing and evaluating this replacement well.

     On August 26, 1999, the participants in this prospect commenced drilling a second well at East Lost Hills to further explore the Temblor Formation. This well is approximately two miles to the northwest of the original well. In order to have a better chance to reach total depth, a drilling rig capable of drilling to 30,000 feet was brought in to drill this well. As of January 4, 2000, this well has been drilled to a depth of 17,320 feet, approximately 270 feet into the Temblor formation. This well is currently drilling toward its total depth of 20,000 feet.

     At the present time, the participants may drill one or more additional wells in this prospect during the next twelve months.

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

     The first exploration well in the program (Cal Canal) began drilling on June 15, 1999 and is operated by Berkley. This well has reached total depth of 18,100 feet and a production liner has been installed. Production testing is expected to commence by late January of 2000.

     Wedge Prospect and Bull Dog Prospect. PYR has created these exploration opportunities and is in the process of presenting these prospects to potential industry partners. These prospects will target the Temblor Formation in the San Joaquin basin, similar to the East Lost Hills and Deep Temblor Exploration Program. PYR currently controls 100% of the gross acreage in these areas and intends to sell a portion of its interest to industry partners for a cash consideration while retaining a working interest in the exploration wells and adjoining acreage. PYR controls approximately 25,000 acres in these prospects and expects to drill 1 or 2 exploration wells during calendar 2000.

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

     Rocky Mountain Areas. The Company is in the process of developing exploration plays in three separate high potential prospect areas. PYR intends to replicate the approach taken with the California projects by controlling the pre-drill exploration phase including developing the geological background, identifying potential oil and/or gas reservoirs via seismic imaging, and controlling the land position. After these tasks are complete, the Company intends to take each prospect to potential industry partners in order to generate up front cash and drilling activity. The Company currently controls, through lease or option, approximately 175,000 gross and 122,000 net acres in these projects. The Company expects these projects will be ready for presentation around mid-year of calendar year 2000.

     At November 30, 1999, the Company had a working capital amount of approximately $3,340,000. The Company had no outstanding long-term debt at November 30, 1999 and has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.


Results of Operations

     The quarter ended November 30, 1999 compared with the quarter ended November 30, 1998.

     Operations during the quarter ended November 30, 1999 resulted in a net loss of ($165,627) compared to a net loss of ($169,468) for the quarter ended November 30, 1998.

     Oil and Gas Revenues and Expenses. The Company has not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded by the Company.

     Interest Income. The Company recorded $56,841 and $4,525 in interest income for the quarters ended November 30, 1999 and 1998, respectively. The increase is attributable to additional cash on hand from the Private Placement completed in May of 1999.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties for the quarters ended November 30, 1999 or 1998. The Company has not owned any proved reserves and had no oil or gas production. The Company recorded $4,558 and $6,386 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 1999 and 1998, respectively.

     General and Administrative Expense. The Company incurred $217,845 and $137,775 in general and administrative expenses during the quarters ended November 30, 1999 and 1998, respectively. The difference is primarily attributable to an increase in personnel to enable the Company to continue to pursue its exploration activities.

     Interest Expense. The Company recorded nominal interest expense for the quarter ended November 30, 1999. The Company incurred $29,832 in interest expense for the quarter ended November 30, 1998, primarily associated with the Company's then outstanding convertible debentures. These were converted into Series A Convertible Preferred Stock on April 16, 1999. The Company is obligated to pay a 10 percent dividend on this outstanding preferred stock.


Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of the date of this report, the Company has not experienced any significant year 2000 problems. However, as part of the Company's continuing contingency plan, other vendors have been identified in the event that a significant vendor is disrupted by a Year 2000 failure.

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None


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


                             PYR ENERGY CORPORATION

      Signatures                          Title                        Date
      ----------                          -----                        ----


/s/ D. Scott Singdahlsen        Chief  Executive  Officer;      January 14, 2000
------------------------        President and Chairman Of
D. Scott Singdahlsen            The Board



 /s/ Andrew P. Calerich         Chief Financial Officer         January 14, 2000
-----------------------         and Vice-President
Andrew P. Calerich