Form 10KSB/A
period 1999-08-31
PYR ENERGY CORP
filed 2000-01-28
CIK 1016289

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


     The aggregate market value of the voting stock held by non-affiliates computed based on the last sale price of such stock as of January 27, 2000, was $33,732,944.*


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 27, 2000 is as follows:

           $.001 Par Value Common Stock                 15,947,764

* Without asserting that any of the issuer's directors or executive officers, or the entity that owns common stock and convertible preferred stock totalling the equivalent of 3,106,929 shares of common stock and 93,750 warrants, or the person and entities that own 840,850 shares and 94,375 warrants, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

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


     On December 18, 1998, a relief well, the Bellevue #1-17R, began drilling. This well was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined that it would be necessary to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the Bellevue #1-17 well was killed by pumping heavy mud and cement into the well bore. This well bore has been plugged and abandoned and the relief well has been successfully used to sidetrack a replacement well into the targeted Temblor Zone. The Bellevue 1-17R well was production tested in December and flowed gas at rates ranging between 1.3 and 5.0 MMCFPD. Condensate and water was also obtained during the test. Pressure built-up analysis indicated that only the uppermost sand unit encountered in 1-17R was contributing to the flow. The uncemented production liner in 1-17R makes stimulation efforts very difficult, hence the participants have decided to review the options of either a sidetrack of 1-17R in order to redrill the Temblor section or to drill a new well from surface.

     On August 26, 1999, the participants in this prospect commenced drilling a second well at East Lost Hills to further explore the Temblor Formation. This well is approximately two miles to the northwest of the original well. The target depth for this well is 19,000 feet. In order to have a better chance to reach total depth, a drilling rig capable of drilling to 30,000 feet was brought in to drill this well. As of January 27, 2000, this well has been drilled to a depth of 18,237 feet, approximately 1,000 feet into the Temblor formation. Total depth remains at 20,000 feet, and is expected to be reached late in the first quarter of calendar year 2000. It is expected that an intermediate casing string will be run prior to completion to total depth.


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


     The first exploration well in the program (Cal Canal) began drilling on June 15, 1999 and is operated by Berkley. This well was drilled to 18,100 feet. Completion operations commenced on January 20, 2000. Non commercial hydrocarbon flow rates were obtained from the initial perforated 10 foot zone in the lower McDonald. Several additional zones remain to be tested in the Temblor, McDonald and upper McDonald. Participants have decided to defer further completion or deepening of the existing well bore until information regarding reservoir quality and performance is obtained from additional on-going drilling efforts in the San Joaquin basin.


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

Acreage

     The Company currently controls, through lease, farmout, and option, the following approximate acreage position as detailed below:


       State                            Gross Acres             Net Acres
       -----                            -----------             ---------
       California                         100,000                 45,000
       Rocky Mountain Areas               175,000                122,000
       --------------------               -------                -------
       TOTAL                              275,000                167,000


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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock has been traded in the over-the-counter market and has been quoted on the OTC Bulletin Board since November 1996. Effective as of November 12, 1997, the Company's trading symbol was changed from "MRVI" to "PYRX". Effective December 8, 1999, the Company's Common Stock began trading on The American Stock Exchange under the trading symbol "PYR".


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


     On January 27, 2000, the closing sales price for the Company's Common Stock was $3.25 per share.

Number Of Stockholders Of Record


     On January 27, 2000, the number of stockholders of record of the Company was approximately 1,475.


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


     Robert B. Suydam has served as a Director of the Company since October 1998. Mr. Suydam has served as Vice-President - Geology of the Company since August 1997 and was Secretary of the Company from August 1997 until May 1998. Mr. Suydam co-founded PYR Energy, LLC in 1996 and served as Chief Geologist. From 1985 until 1996, Mr. Suydam served as exploration coordinator for Snyder Oil, Gerrity Oil, and Energy Minerals in Denver. Prior to this employment, Mr. Suydam served as Vice President of Exploration for National Oil Company, and as Exploration Manager for Hamilton Brothers Oil Company in Denver and Calgary. Mr. Suydam started his career as an exploration geologist at Texaco in Denver, Calgary, and New Orleans. Mr. Suydam earned a B.S. and M.S. in Geology from the University of Wyoming. Effective December 31, 1999, Mr. Suydam retired as an employee of the Company and resigned from the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 1999, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except Keith F. Carney, a director of the Company, was late in filing a Form 4 required to be filed for May 1999. The report concerned one transaction in May 1999, which consisted of Mr. Carney's purchase of shares and warrants in a private placement by the Company. In making these statements concerning compliance with Section 16(a), the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.



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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     As of January 27, 2000, there were 15,947,764 shares of the Company's $.001 par value common stock (the "Common Stock") outstanding. The following table sets forth certain information as of January 27, 2000, with respect to the beneficial ownership of the Company's Common Stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

Name and Address of                         Number of Shares                 Percentage of
Beneficial Owner                            Beneficially Owned (1)           Shares Outstanding
----------------                            ----------------------           ------------------


D. Scott Singdahlsen                          1,940,000 (2)                          12.2%
1675 Broadway, Suite 1150
Denver, Colorado  80202

Keith F. Carney                                 123,900 (3)                             *
915 Bay Oaks Road
Houston, Texas  77008

S.L. Hutchison                                3,243,895 (4)                          18.7%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Bryce W. Rhodes                                  83,478 (5)                             *
c/o Whittier Energy Company
462 Stevens Avenue, Suite 109
Solana Beach, California  92075

All Executive Officers
and Directors as a group                      5,749,136 (3)(4)(5)(6)(7)              32.6%
(six persons)

PinOak Inc.                                   1,300,000 (8)                           8.2%
5037 South Oak Court
Littleton, Colorado  80127

Victory Oil Company                           3,106,929 (9)                          18.0%
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Thomas E. Claugus                               935,225 (10)                          5.8%
2100 RiverEdge Parkway, Suite 840
Atlanta, Georgia  30328

----------
*        Less than one percent.

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes 100,000 shares held by a trust of which Mr. Singdahlsen's minor son is the beneficiary.

(3) Includes currently exercisable options to purchase 10,000 shares at $1.28125 per share until May 26, 2001, and currently exercisable options to purchase 2,500 shares for $4.00 per share until December 20, 2002. Also includes currently exercisable warrants to purchase 2,400 shares at $2.50 per share until May 14, 2004.

(4) Includes 66,666 shares of common stock that have been or may be issued upon the conversion of Series A Preferred Stock held by Mr. Hutchison and currently exercisable options to purchase 2,500 shares for $4.00 per share until December 20, 2002. Also includes the shares shown as beneficially owned by Victory Oil Company as described in note (9) below. Mr. Hutchison is the Vice President and Chief Financial Officer of Victory Oil Company. Mr. Hutchison disclaims beneficial ownership of the shares beneficially owned by Victory Oil Company.




(5) Includes 13,000 shares of common stock owned by Mr. Rhodes and 23,531 shares of common stock owned by Adventure Seekers Travel, Inc. and 44,446 shares that may be issued upon the conversion of Series A Preferred Stock held by Adventure Seekers. Adventure Seekers is owned by Mr. Rhodes' wife and Mr. Rhodes is the President of Adventure Seekers. Also includes currently exercisable warrants to purchase 2,400 shares at $2.50 per share until May 14, 2004, and currently exercisable options to purchase 2,500 shares for $4.00 per share until December 20, 2002.

(6) Includes 2,500 shares of common stock that are held by Andrew P. Calerich, our Vice President, Chief Financial Officer, and Secretary. Also includes the following options to purchase common stock, all of which are currently exercisable and held by Mr. Calerich: options to purchase up to 50,000 shares for $1.50 per share until August 12, 2002; options to purchase up to 12,500 shares for $1.28 per share until May 26, 2001; and options to purchase up to 60,000 shares for $.6875 per share until September 11, 2003. Also includes 31,000 shares and currently exercisable warrants to purchase 1,600 shares for $2.50 per share until May 14, 2004 held by Mr. Calerich's wife's individual retirement account.


(7) Includes the following securities which were reported on a Form 3, Initial Statement Of Beneficial Ownership Of Securities, previously filed by Kenneth R. Berry, Jr., who is our Vice President of Land: an aggregate of 65,640 shares owned by various entities, IRAs, and trusts with which Mr. Berry, or his spouse or minor daughter, is associated; currently exercisable warrants to purchase up to 3,125 shares at $2.50 per share until May 14, 2004 that are held by an entity which is owned by Mr. Berry; currently exercisable warrants to purchase up to 1,500 shares for $2.50 per share until May 14, 2004 that are beneficially owned by Mr. Berry's minor daughter; currently exercisable options to purchase up to 50,000 shares for $1.50 per share until November 10, 2002; currently exercisable options to purchase up to 20,000 shares for $1.28 per share until May 26, 2001; and currently exercisable options to purchase up to 60,000 shares for $.6875 per share until September 11, 2003.


(8) These shares are owned of record by PinOak Inc. This information is based on information provided by our transfer agent and a Form 3, Initial Statement Of Beneficial Ownership Of Securities, previously filed by Robert Suydam. Mr. Suydam, the President of PinOak, was an employee, director and officer of the Company until his retirement and resignation from all positions with the Company effective as of December 31, 1999. PinOak is owned by Mr. Suydam's wife.


(9) Includes 1,111,112 shares of common stock that may be issued upon the conversion of Series A Preferred Stock held by Victory Oil Company. Also includes 100,000 shares owned by Crail Fund, a partnership that is owned by the shareholders of Victory Oil Company. Also includes currently exercisable warrants to purchase 93,750 shares for $2.50 per share until May 14, 2004. Also includes the following securities owned by four trusts, which securities may be considered to be beneficially owned by Victory Oil Company as described on a Form 4, Statement Of Changes In Beneficial Ownership, filed by Victory with the SEC to report transactions during November 1999: an aggregate of 58,464 shares of common stock and an aggregate of 111,115 shares of common stock that may be issued upon the conversion of Series A Preferred Stock held by the trusts.

(10) Includes securities owned by Thomas E. Claugus, GMT, Inc., Bay Resource Partners Offshore Fund, Ltd., and Bay Resource Partners, L.P. (collectively, the "Claugus Group"). Securities of the Company beneficially owned by the Claugus Group were first reported in the Schedule 13D filed by the Claugus Group on May 28, 1999. Securities of the Company beneficially owned by the Claugus Group include an aggregate of 840,850 shares and currently exercisable warrants to purchase 94,375 shares for $2.50 per share until May 14, 2004.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1998 Private Placement Of Notes
-------------------------------


     In November 1998, the Company completed the sale of convertible promissory notes (the "Notes") in the total amount of $2,500,000 in a private placement transaction pursuant to exemptions from federal and state registration requirements. Victory Oil Company ("Victory") purchased $1.0 million of Notes, and trusts for whom the Whittier Trust Company and Whittier Trust Company of Nevada, Inc. (the "Whittier Trust Companies") serve as Trustee purchased $500,000 of the notes. In addition, a company owned by Bryce Rhodes' wife purchased $40,000 of Notes. The remaining Notes were sold to other investors. For a description of the Notes and the Series A Preferred stock into which the Notes may be converted, see below, "DESCRIPTION OF SECURITIES".


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


May 1999 Private Placement Of Units
-----------------------------------


     In May 1999, the Company completed a private placement of $7,000,000 of Units at $16 per Unit, with each Unit consisting of 10 shares of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share until May 14, 2004. The private placement was made pursuant to exemptions from federal and state registration requirements. 93,750 Units for $1,500,000 and 7,875 Units for $126,000 were purchased by Victory.

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


3.3               Bylaws (7)


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


(7) Previously filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-KSB filed with the SEC on December 6, 1999.


(b)      Reports On Form 8-K.


     During the fourth quarter of the fiscal year ended August 31, 1999, the Registrant filed three Current Reports on Form 8-K reporting events that occurred on June 1, 1999, June 21, 1999 and July 16, 1999. These events consisted of the dissemination of press releases by the Company and were reported under "ITEM 5. OTHER EVENTS".

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

                                 PYR ENERGY CORPORATION


Date: January 28, 2000           By:  /s/ D. Scott Singdahlsen
                                      ------------------------------------------
                                   D. Scott Singdahlsen, Chief Executive Officer

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



       Signatures                                  Title                                      Date
       ----------                                  -----                                      ----

/s/ D. Scott Singdahlsen                Chief Executive Officer, President             January 28, 2000
-------------------------------------   and Chairman Of The Board
D. Scott Singdahlsen


/s/ Keith F. Carney                     Director                                       January 28, 2000
-------------------------------------
Keith F. Carney


/s/ S. L. Hutchison                     Director                                       January 28, 2000
-------------------------------------
S. L. Hutchison


/s/ Bryce W. Rhodes                     Director                                       January 28, 2000
-------------------------------------
Bryce W. Rhodes


/s/ Andrew P. Calerich                  Chief Financial Officer and Secretary          January 28, 2000
-------------------------------------
Andrew P. Calerich