Form 10QSB
period 2000-02-29
PYR ENERGY CORP
filed 2000-04-19
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________


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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of April 19, 2000 is as follows:

       $.001 Par Value Common Stock          15,947,764
                                             ----------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................ 3

             Balance Sheet - February 29, 2000 and August 31, 1999........... 3

             Statement of Operations - Three Months and Six Months Ended
             February 28, 1999 and February 29, 2000 ........................ 4

             Statement of Cash Flows - Six Months Ended February 28, 1999
             And February 29, 2000........................................... 5

             Notes to Financial Statements................................... 6

             Summary of Significant Accounting Policies...................... 6

    Item 2.  Management's Discussion and Analysis or Plan of Operation....... 7


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 13

    Item 2.  Changes in Securities........................................... 13

    Item 3.  Defaults Upon Senior Securities................................. 13

    Item 4.  Submission of Matters to a Vote of Security Holders............. 13

    Item 5.  Other Information............................................... 14

    Item 6.  Exhibits and Reports on Form 8-K................................ 14

    Signatures............................................................... 14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                PYR ENERGY CORPORATION
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                        ASSETS
                                                             2/29/00        8/31/99
                                                           (UNAUDITED)
CURRENT ASSETS
  Cash                                                    $    287,716    $    117,905
  Marketable Securities                                      1,901,829       5,111,062
  Receivables                                                    1,657           3,082
  Deposits and prepaid expenses                                 34,500          10,347
                                                          ------------    ------------
    Total Current Assets                                     2,225,702       5,242,396
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                  38,721          43,777
  Undeveloped oil and gas prospects                          7,631,586       5,063,070
                                                          ------------    ------------
                                                             7,670,307       5,106,847
                                                          ------------    ------------
OTHER ASSETS
Reimbursable property costs                                    430,500         410,000
Deposit                                                          3,278           3,278
                                                          ------------    ------------
                                                               433,778         413,278
                                                          ------------    ------------
                                                          $ 10,329,787    $ 10,762,521
                                                          ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $     91,063    $    179,839
  Current portion of capital lease obligation                    1,882           1,600
                                                          ------------    ------------
     Total Current Liabilities                                  92,945         181,439
     Capital lease obligation                                     --             1,062
                                                          ------------    ------------
     Total Liabilities                                          92,945         182,501
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
        Authorized 1,000,000 shares
        Authorized 25,000 shares Series A;
        Issued and outstanding 14,270 shares at 2/29/00
        and 22,979 shares at 8/31/99                                14              23
  Common stock, $.001 par value
        Authorized 50,000,000 shares
        Issued and outstanding - 15,947,764 shares
        at 2/28/00 and 14,408,620 shares at 8/31/99             15,948          14,409
  Capital in excess of par value                            12,095,009      11,925,537
  Retained earnings/(accumulated deficit)                   (1,874,129)     (1,359,949)
                                                          ------------    ------------
                                                            10,236,842      10,580,020
                                                          ------------    ------------
                                                          $ 10,329,787    $ 10,762,521
                                                          ============    ============

                                           3

                                              PYR ENERGY CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                 Three           Three             Six             Six
                                                Months          Months          Months          Months       Inception
                                                 Ended           Ended           Ended           Ended         Through
                                               2/28/99         2/29/00         2/28/99         2/29/00         2/29/00

REVENUES
  Consulting Fees                         $       --      $       --      $       --      $       --      $    127,528
  Interest                                      11,076          27,447          15,601          84,289         242,743
                                          ------------    ------------    ------------    ------------    ------------
                                                11,076          27,447          15,601          84,289         370,271


OPERATING EXPENSES
  General and administrative                   174,299         263,993         312,074         481,838       2,043,877
  Dry hole, impairment and abandonments           --              --              --              --           321,369
  Interest                                      82,204              55         112,036             121         184,216
  Depreciation and amortization                  6,407           4,699          12,793           9,257          57,104
                                          ------------    ------------    ------------    ------------    ------------
                                               262,910         268,747         436,903         491,216       2,606,566

OTHER INCOME
  Gain on asset sale                              --              --              --              --           556,197
                                          ------------    ------------    ------------    ------------    ------------
                                              (251,834)       (241,300)       (421,302)       (406,927)     (1,680,098)

INCOME APPLICABLE TO
   PREDECESSOR LLC                                --              --              --              --           (35,868)
                                          ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                $   (251,834)   $   (241,300)   $   (421,302)   $   (406,927)   $ (1,715,966)
                                          ============    ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE  -BASIC AND DILUTED               $      (.027)   $      (.015)   $      (.045)   $      (.027)   $      (.206)
                                          ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 9,421,470      15,850,710       9,288,139      15,193,540       8,312,216






                                                        4

                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                                        Cumulative
                                                        Six Months      Six Months  from Inception
                                                     Ended 2/28/99   Ended 2/29/00      to 2/29/00

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $   (421,302)   $   (406,927)   $ (1,680,098)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Gain on sale of assets                                    --              --          (556,197)
    Depreciation and amortization                           12,793           9,257          57,105
    Amortization of deferred financing costs                27,224            --            26,939
    Contributed services                                      --           (20,000)         16,000
    Dry hole, impairment and abandonments                     --              --           321,369
    Amortization of marketable securities                     --              --           (20,263)
    Common stock issued for interest on debt                  --              --           116,822
    Changes in assets and liabilities
      (Increase)/decrease in receivables                      --             1,425          (1,657)
      (Increase)/decrease in deposits and prepaids        (111,231)        (24,153)        (42,895)
      Increase/(decrease) in accounts payable and
            accrued liabilities                             67,070         (68,776)         56,629
      Other                                                   --              --             6,249
                                                      ------------    ------------    ------------
Net cash provided/(used) by operating activities          (425,446)       (509,174)     (1,659,997)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                 --              --         1,050,078
  Cash paid for furniture and equipment                     (2,563)         (4,200)        (90,155)
  Cash paid for undeveloped oil and gas properties      (1,651,227)     (2,528,254)     (7,756,014)
  Cash paid for marketable securities                         --              --        (5,090,799)
  Proceeds received from marketable securities                --         3,188,970       3,188,970
  Cash paid for reimbursable property costs                   --           (20,500)       (430,500)
                                                      ------------    ------------    ------------
Net cash provided/(used) in investing activities        (1,653,790)        636,016      (9,128,420)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                               --              --            28,000
  Distributions to members                                    --              --           (66,000)
  Cash from short-term borrowings                             --              --           285,000
  Repayments of short-term borrowings                         --              --          (285,000)
  Proceeds from sale of common stock                          --              --         9,023,750
  Cash paid for offering costs                             (81,798)           --          (407,291)
  Proceeds from convertible debentures                   2,500,000            --         2,500,000
  Proceeds from exercise of warrants                          --            43,750          51,562
  Payments on capital lease                                   (699)           (781)         (3,314)
  Cash received upon recapitalization and merger              --              --               336
  Preferred dividends paid                                    --              --           (50,910)
                                                      ------------    ------------    ------------
Net cash (used) provided by financing activities         2,417,503          42,969      11,076,133
                                                      ------------    ------------    ------------
NET INCREASE/(DECREASE) IN CASH                            338,267         169,811         287,716
CASH, BEGINNING OF PERIODS                                 373,100         117,905            --
                                                      ------------    ------------    ------------
CASH, END OF PERIODS                                  $    711,367    $    287,716    $    287,716
                                                      ============    ============    ============


                                                 5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2000

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB as of August 31, 1999.

     PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar had been a public company which had no significant operations as of July 31, 1997. On August 6, 1997, Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado Limited Liability Company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, had been engaged in the acquisition of undeveloped oil and gas interests for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997, PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 29, 2000, there were no cash equivalents.

     MARKETABLE SECURITIES - At February 29, 2000, we held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity consisted of securities with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. These securities which consisted of U.S. Government backed discount notes, are stated at amortized cost.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES - We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.

     Undeveloped oil and gas properties consists of ongoing exploratory drilling costs for which no results have been obtained and leases and acreage we acquire for our exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.

     We have adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 1999, we recorded an impairment loss of approximately $285,000. No impairment losses have been recorded during the six months ended February 29, 2000.

     INCOME TAXES - We have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. We attempt to leverage our technical experience and expertise with seismic technology to identify exploration and exploitation projects with significant potential economic return. We intend to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with our joint interest partners. We have and will continue to pursue exploration opportunities in regions where we believe significant opportunity for discovery of oil and gas exists. By reducing drilling risk through seismic technology, we seek to improve the expected return on our investment in oil and gas exploration projects.

     We paid approximately $2,528,000 and $1,651,000, respectively, during the six months ended February 29, 2000 and February 28, 1999 for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to our identified exploration and exploitation projects. We have not recorded any revenues from oil and gas production.

     We currently anticipate that we will participate in the drilling of at least two exploratory wells during the next twelve months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that our future business development will require additional (and possibly substantial) capital expenditures. Depending upon the level of industry participation in our exploration projects, the continuing exploration and potential development results at East Lost Hills, the Deep Temblor exploration program and in any other exploration projects, we may require from $3,000,000 to over $10,000,000 for capital expenditures relating to exploration and potential development of our projects during the following 12 month period. We intend to attempt to limit net capital expenditures by forming industry alliances in our additional exploration projects by exchanging an appropriate portion of our ownership interest for cash and/or a carried interest in these projects. Currently, there are no commitments for additional funding and, depending on our ability to sell additional prospects for cash, we may need to raise additional funds to cover capital expenditures.

     The following provides a summary and status of our exploration areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, we continually review additional opportunities in these core areas and in other areas that meet certain exploration and exploitation criteria. There is no assurance that drilling opportunities will continue to be identified in the current project portfolio or will be successful if drilled. Our primary focus area is the San Joaquin Basin of California.

     The San Joaquin Basin of California has proven to be one of the most productive hydrocarbon producing basins in the continental United States. To date, the approximately 14,000 square mile basin has produced in excess of 13 billion barrels of oil equivalent, and contains 25 fields classified as giant, with cumulative production of more than 100 million barrels of oil equivalent ("MMBoe"). In calculating barrels of oil equivalent, we use the ratio of six thousand cubic feet ("Mcf") of gas for one barrel of oil.

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

     Exploration Opportunity. For the 100 plus years of its productive life, the San Joaquin Basin has been dominated by major oil companies and large fee acreage holdings. As a result of these conditions, the basin has generally been under-explored by independent exploration and production companies, groups that usually bring advanced technologies to their exploration efforts. The large fields in the basin were all discovered on surface anticlines and produce mostly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have employed only those advanced engineering technologies related to enhanced production practices, including steam floods and, most recently, horizontal drilling.

     With limited exploration in the San Joaquin Basin since the "boom" days of the early 1980s, we believe that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested. In addition, retrenchment of the major oil companies in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies are opening up these fee acreage positions to outside exploration by aggressive independent companies.

     East Lost Hills. During 1997, we identified and undertook the initial technical analysis of a deep, large untested structure in the footwall of the Lost Hills thrust. This prospect lies directly east of and structurally below the existing Lost Hills field, which has produced in excess of 350 MMBoe from shallow pay zones in a large thrusted anticlinal feature.

     This unconventional deep prospect had significant structural and reservoir risk, but the potential for large reserves made it an attractive play. In a joint effort with Denver based Armstrong Resources LLC ("Armstrong"), over 350 miles of high-resolution 2-D seismic data was analyzed to help refine the structural mapping of the prospect. Advanced pre-stack depth migration and interpretation clearly defines a deep sub-thrust structure. Two wells drilled to the east of the prospect, in the mid- 1970s, proved the productivity potential of free oil (42 degree API) and gas at depths below 17,000 feet. Ongoing source rock and maturation modeling suggests that the oil generation window exists at depths between 15,000 and 17,000 feet, and that early migration of hydrocarbons should preserve reservoir quality at East Lost Hills.

     In early 1998, PYR and Armstrong entered into an exploration agreement with a number of established Canadian joint interest partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. We received a cash consideration for our share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. We own an additional 4.1% working interest for a total working interest of 10.575%. We own a 10.575% working interest in the entire nine township Area of Mutual Interest ("AMI"), including the approximate 30,000 acres at East Lost Hills.

     On May 15, 1998, an initial exploration well, the Bellevue Resources et al. #1-17 East Lost Hills well, located in SE1/4, Sec 17, T26S, R21E, Kern County, California, commenced drilling. The well was designed to test prospective Miocene sandstone reservoirs in the Temblor Formation below 17,000 feet. During September 1998, the well was sidetracked in an attempt to gain better structural position and delineate potential uphole pay. On November 23, 1998, the well was drilling at 17,600 feet toward a total depth of 19,000 feet when it blew out and ignited. No personal injuries resulted, and an expert well control team was engaged to contain the fire. Surface containment facilities were installed and liquid and gas production were contained and were transported to processing and disposal facilities. A snubbing unit was deployed to attempt a surface control kill of the Bellevue #1-17, but, after eight kill attempts, was not successful.

     A majority of the costs associated with the blow out have been covered by insurance policies in effect when the blowout occurred. A portion of the claims have not yet been reimbursed through one of the insurance policies. We have advanced $430,500 for our proportionate share of the claims in order that these claims be paid directly to the claimants. We believe that most, if not all, of these claims will ultimately be reimbursed through insurance proceeds. We carry the advanced funds as Reimbursable Property Costs on our February 29, 2000 Balance Sheet.

     On December 18, 1998, a relief well, the Bellevue #1-17R, began drilling. This well was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined that it would be necessary to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the Bellevue #1-17 well was killed by pumping heavy mud and cement into the well bore. This Bellevue #1-17 well bore has been plugged and abandoned and the Bellevue #1-17R relief well was used to sidetrack a replacement well into the targeted Temblor Zone. After initial production testing of this replacement well, the participants have temporarily suspended operations on this well until more information is available from additional ongoing drilling efforts at East Lost Hills. It is possible that the operator may sidetrack this well again or may drill a new well from the surface.

     On August 26, 1999, the participants in this prospect commenced drilling a second well (the Berkley ELH#1) at East Lost Hills to further explore the Temblor Formation. We have been and continue to pay for our full 10.575% working interest for the costs of this well. This well, also operated by Berkley, is approximately two miles to the northwest of the original well. In order to have a better chance to reach total depth, a drilling rig capable of drilling to 30,000 feet was brought in to drill this well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. After electronic log analysis, the participants in the project have agreed to commence completion operations. According to the operator, a total of 2,474 feet of the Temblor Formation was penetrated with a net sand interval of 1,410 feet. Net hydrocarbon pay within this interval will be determined upon production testing.

     The participants expect to drill at least two more wells in this prospect during the next twelve months.

     Deep Temblor Exploration Program - Cal Canal, Lucky Dog and Pyramid Power. In April 1999, we purchased a working interest in three additional deep exploration projects in the San Joaquin basin of California. These three projects are in addition to the exploration program initiated by the recent deep drilling at East Lost Hills, and all three lay outside the East Lost Hills joint venture area. Pursuant to the agreement, we purchased working interests, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. Our interest will be carried (non-cost bearing) "through the tanks" in the initial test well in each of the three separate exploration prospects.

     The three exploration prospects in this program, target the Temblor Formation at depths ranging from 15,000 to 19,000 feet. Berkley will also operate these exploration projects in the Deep Temblor Exploration Program.

     The first exploration well in the program (Cal Canal) began drilling on June 15, 1999. This well was drilled to a total depth of 18,100 feet. Non commercial hydrocarbon flow rates were obtained from a perforated 10 foot zone in the lower McDonald. Operations on this well have been temporarily suspended. The participants have decided to defer deepening or further testing of this well until information regarding reservoir quality and performance is obtained from on-going drilling efforts in the San Joaquin basin.

     The next exploration well in this program is expected to spud sometime in the fourth quarter of calendar year 2000.

     Wedge Prospect and Bull Dog Prospect. We created these exploration opportunities and are in the process of presenting these prospects to potential industry partners. These prospects will target the Temblor Formation in the San Joaquin basin, similar to the East Lost Hills and Deep Temblor Exploration Program. We currently control 100% of the gross acreage in these areas and intend to sell a portion of our interest to industry partners for a cash consideration while retaining a working interest in the exploration wells and adjoining acreage. We control approximately 27,000 acres in these prospects and anticipate drilling at least one exploration well during calendar 2000.

     Rectange Force Prospect. We own a 30% interest in approximately 5,500 acres in this San Joaquin basin prospect. This is another prospect that targets the Temblor Formation. We may elect to participate in the drilling of an initial exploration well here at our current 30% ownership interest, or may elect to sell down our interest for cash and/or a carried working interest in the initial well. This prospect is still in the development stage and no drilling plans currently are in place.

     Southeast Maricopa. We hold a 100% working interest in this acreage. During 1998, we acquired new 3-D seismic data over approximately 56 square miles using Western Geophysical Company as the seismic contractor. We are presenting this prospect to potential industry participants and intend to generate a cash consideration and/or a carried working interest in an initial exploration well here. Through lease and option, we have a 100% working interest in approximately 3,000 gross acres in this project.

     Rocky Mountain Areas. We are in the process of developing exploration plays in three separate high potential prospect areas. We intend to replicate the approach taken with the California projects by controlling the pre-drill exploration phase including developing the geological background, identifying potential oil and/or gas reservoirs via seismic imaging, and controlling the land position. After these tasks are complete, we intend to take each prospect to potential industry partners in order to generate a cash consideration and drilling activity. We have begun to present one of these projects to potential industry participants. We currently control, through lease or option, approximately 138,000 net acres in these projects.

     On October 26, 1999, we met specific requirements to enable us to seek to repurchase one-third of our then-outstanding Series A Preferred Stock. Rather than allow their shares to be repurchased at $0.60 per underlying common share, the holders of the preferred stock converted their shares into common stock. During the quarter ended February 29, 2000, 7,709.64 shares of Series A Preferred Stock were converted into a total of 1,284,937 shares of common stock. Previous conversions resulted in an aggregate of 3,016.76 shares of Series A Preferred Stock being converted into a total of 502,793 shares of common stock. At February 29, 2000, there remained a total of 14,273.60 shares of Series A Preferred Stock outstanding, which may be converted into 2,378,933 shares of common stock.

     At February 29, 2000, we had a working capital amount of approximately $2,133,000. We had no outstanding long-term debt at February 29, 2000 and have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that we will ever have oil and gas production.


Results of Operations

The quarter ended February 29, 2000 compared with the quarter ended February 28, 1999.

     Operations during the quarter ended February 29, 2000 resulted in a net loss of ($241,300) compared to a net loss of ($251,834) for the quarter ended February 28, 1999.

     Oil and Gas Revenues and Expenses. We have not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded.

     Interest Income. We recorded $27,447 and $11,076 in interest income for the quarters ended February 29, 2000 and February 28, 1999, respectively. The increase is attributable to remaining additional cash on hand during the quarter ending February 29, 2000 from the private placement completed in May of 1999.

     Depreciation, Depletion and Amortization. We recorded no depletion expense from oil and gas properties for the quarters ended February 29, 2000 and February 28, 1999. We do not own any proved reserves and have had no oil or gas production. We recorded $4,699 and $6,407 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 29, 2000 and February 28, 1999, respectively.


     General and Administrative Expense. We incurred $263,993 and $174,299 in general and administrative expenses during the quarters ended February 29, 2000 and February 28, 1999, respectively. The difference is primarily attributable to increases in personnel and salary increases to enable us to continue to pursue our exploration activities, increases in shareholder relations and business promotion costs resulting from our expanding investor and shareholder base and from additional costs incurred by moving the trading of the our common stock to the American Stock Exchange.

     Interest Expense. We recorded nominal interest expense for the quarter ended February 29, 2000. We incurred $82,204 in interest expense for the quarter ended February 28, 1999, primarily associated with the then-outstanding convertible debentures. These debentures were converted into Series A Convertible Preferred Stock on April 16, 1999. We are obligated to pay a 10 percent dividend on this outstanding preferred stock. On January 1, 2000, we paid dividends to holders of preferred stock of approximately $107,000 by issuing a total of 24,914 shares of our common stock.


The six months ended February 29, 2000 compared with the six months ended February 28, 1999.

     Operations during the six months ended February 29, 2000 resulted in a net loss of ($406,927) compared to a net loss of ($436,903) for the six months ended February 28, 1999.

     Oil and Gas Revenues and Expenses. We do not own any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded.

     Interest Income. We recorded $84,289 and $15,601 in interest income for the six months ended February 29, 2000 and February 28, 1999, respectively. The increase is attributable to remaining additional cash on hand during the six months ending February 29, 2000 from the private placement completed in May of 1999.

     Depreciation, Depletion and Amortization. We recorded no depletion expense from oil and gas properties for the six months ended February 29, 2000 and February 28, 1999. We have not owned any proved reserves and have had no oil or gas production. We recorded $9,257 and $12,793 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 29, 2000 and February 28, 1999, respectively.

     General and Administrative Expense. We incurred $481,838 and $312,074 in general and administrative expenses during the six months ended February 29, 2000 and February 28, 1999, respectively. The difference is primarily attributable to increases in personnel and salary increases to enable us to continue to pursue our exploration activities and to increases in shareholder relations and business promotion costs resulting from our expanding investor and shareholder base and from moving the trading of our common stock to the American Stock Exchange.

     Interest Expense. We recorded nominal interest expense for the six months ended February 29, 2000. We incurred $112,036 in interest expense for the six months ended February 28, 1999, primarily associated with the then outstanding convertible debentures. These debentures were converted into Series A Convertible Preferred Stock on April 16, 1999. We are obligated to pay a 10 percent dividend on this outstanding preferred stock. On January 1, 2000, we paid dividends to holders of preferred stock of approximately $107,000 by issuing a total of 24,914 shares of our common stock.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of the date of this report, we have not experienced any significant year 2000 problems. However, as part of the our continuing contingency plan, other vendors have been identified in the event that a significant vendor is disrupted by a year 2000 failure.


                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings
     None

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the annual meeting of stockholders held on March 13, 2000:

     The stockholders voted to re-elect D. Scott Singdahlsen, Keith F. Carney, S.L. Hutchison and Bryce W. Rhodes to continue as directors of the Company. For each nominee, a total of 11,184,843 votes were represented with a total of 11,184,439 (99.99%) shares voting for each nominee, no shares voting against any nominee and 404 shares abstaining from voting.

     A proposal to approve the PYR Energy Corporation 2000 Stock Option Plan, which allows us to grant options to purchase an aggregate of 500,000 shares of common stock to key employees, directors and other persons contributing to our success, was approved by the stockholders. A total of 11,184,843 votes were represented with a total of 11,153,702 (99.72%) shares voting for the proposal, 30,762 shares voting against the proposal and 379 shares abstaining from voting.

     A proposal to amend the PYR Energy Corporation Certificate of Incorporation to increase authorized common stock from 30,000,000 shares to 50,000,000 shares was approved by the stockholders. A total of 11,184,843 votes were represented with a total of 11,156,724 (99.75%) shares voting for the proposal, 26,262 shares voting against the proposal and 1,857 shares abstaining from voting.

     A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 11,184,843 votes were represented with a total of 11,184,186 (99.99%) shares voting for the proposal, 401 shares voting against the proposal and 256 shares abstaining from voting.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     During the Quarter ended February 29, 2000, we filed three reports on Form 8-K.

     A Form 8-K was filed on December 13, 1999 reporting news releases dated 12/7/99 and 12/9/99.
     A Form 8-K was filed on January 18, 2000 reporting a news release dated 1/14/00.
     A Form 8-K was filed on January 28, 2000 reporting a news release dated 1/27/00.


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


PYR ENERGY CORPORATION

     Signatures                            Title                      Date
     ----------                            -----                      ----


/s/ D. Scott Singdahlsen     President, Chief Executive Officer   April 19, 2000
------------------------     and Chairman Of The Board
D. Scott Singdahlsen



/s/ Andrew P. Calerich       Vice-President and Chief Financial   April 19, 2000
-----------------------      Officer
Andrew P. Calerich