Form 10QSB
period 2000-05-31
PYR ENERGY CORP
filed 2000-07-17
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




          Delaware                                               95-4580642
-----------------------------                                -------------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)


  1675 Broadway, Suite 1150, Denver, CO                             80202
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748
                                                         --------------





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [ X ]   No___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 2000 is as follows:

           $.001 Par Value Common Stock                16,339,639
                                                       ----------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements........................................    3

             Balance Sheet - May 31, 2000 and August 31, 1999............    3

             Statement of Operations - Three Months and Nine Months Ended
             May 31, 1999, May 31, 2000 and Inception through
             May 31, 2000................................................    4

             Statement of Cash Flows - Nine Months Ended May 31, 1999,
             May 31, 2000 and Inception through May 31, 2000.............    5

             Notes to Financial Statements...............................    6

             Summary of Significant Accounting Policies..................    6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation......................................    7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................   13

         Item 2.  Changes in Securities..................................   13

         Item 3.  Defaults Upon Senior Securities........................   13

         Item 4.  Submission of Matters to a Vote of Security Holders....   13

         Item 5.  Other Information......................................   14

         Item 6.  Exhibits and Reports on Form 8-K.......................   14

         Signatures......................................................   14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                     ASSETS
                                                     5/31/00          8/31/99
                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                        $  1,526,596    $    117,905
  Marketable Securities                                    --         5,111,062
  Receivables                                            10,300           3,082
  Yard inventory                                        373,170            --
  Deposits and prepaid expenses                          29,055          10,347
                                                   ------------    ------------
    Total Current Assets                              1,939,121       5,242,396
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                           34,140          43,777
  Undeveloped oil and gas prospects                   8,787,767       5,063,070
                                                   ------------    ------------
                                                      8,821,907       5,106,847
                                                   ------------    ------------
OTHER ASSETS
Reimbursable property costs                             430,500         410,000
Deposit                                                   3,278           3,278
                                                   ------------    ------------
                                                        433,778         413,278
                                                   ------------    ------------
                                                   $ 11,194,806    $ 10,762,521
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $    116,643    $    179,839
  Current portion of capital lease obligation             1,340           1,600
                                                   ------------    ------------
     Total Current Liabilities                          117,983         181,439
     Capital lease obligation                              --             1,062
                                                   ------------    ------------
     Total Liabilities                                  117,983         182,501
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
    Authorized 1,000,000 shares
    Authorized 25,000 shares Series A;
    Issued and outstanding 14,270shares
     at 5/31/00 and 22,979 shares at 8/31/99                 14              23
  Common stock, $.001 par value
    Authorized 50,000,000 shares
    Issued and outstanding - 16,310,889 shares
     at 5/31/00 and 14,408,620 shares at 8/31/99         16,311          14,409
  Capital in excess of par value                     13,131,270      11,925,537
  Treasury Stock, at cost, 2,500 shares
    at 5/31/00 and no shares at 8/31/99                 (10,313)           --
  Retained earnings/(accumulated deficit)            (2,060,459)     (1,359,949)
                                                   ------------    ------------
                                                     11,076,823      10,580,020
                                                   ------------    ------------
                                                   $ 11,194,806    $ 10,762,521
                                                   ============    ============


                                              PYR ENERGY CORPORATION
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                       Three             Three             Nine            Nine
                                                      Months            Months           Months          Months         Inception
                                                       Ended             Ended            Ended           Ended           Through
                                                     5/31/99           5/31/00          5/31/99         5/31/00           5/31/00

REVENUES
  Consulting Fees                                  $       --       $       --       $       --       $       --       $    127,528
  Interest                                               31,211           21,226           46,813          105,516          263,969
                                                   ------------     ------------     ------------     ------------     ------------
                                                         31,211           21,226           46,813          105,516          391,497


OPERATING EXPENSES
  General and administrative                            216,359          202,917          528,433          684,755        2,246,794
  Dry hole, impairment and abandonments                    --               --               --               --            321,369
  Interest                                               46,115               59          158,151              180          184,275
  Depreciation and amortization                           6,628            4,581           19,421           13,838           61,685
                                                   ------------     ------------     ------------     ------------     ------------
                                                        269,102          207,557          706,005          698,773        2,814,123

OTHER INCOME
  Gain on asset sale                                       --               --               --               --            556,197
                                                   ------------     ------------     ------------     ------------     ------------
                                                       (237,891)        (186,331)        (659,192)        (593,257)      (1,866,429)

INCOME APPLICABLE TO
   PREDECESSOR LLC                                         --               --               --               --            (35,868)
                                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS)                                         $   (237,891)    $   (186,331)    $   (659,192)    $   (593,257)    $ (1,902,297)
                                                   ============     ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON
  SHARE -BASIC AND DILUTED                         $      (.023)    $      (.012)    $      (.068)    $      (.038)    $      (.216)
                                                   ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         10,255,910       16,163,083        9,640,407       15,571,912        8,822,799





                                           PYR ENERGY CORPORATION
                                        (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                             Cumulative
                                                                 Nine Months           Nine Months         from Inception
                                                                Ended 5/31/99         Ended 5/31/00          to 5/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                    $   (659,192)         $   (593,257)         $ (1,866,429)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
    Gain on sale of assets                                              --                    --                (556,197)
    Depreciation and amortization                                     19,421                13,838                61,685
    Amortization of deferred financing costs                          41,034                  --                  26,939
    Contributed services                                                --                    --                  36,000
    Dry hole, impairment and abandonments                               --                    --                 321,369
    Amortization of marketable securities                               --                    --                 (20,263)
    Common stock issued for interest on debt                            --                    --                 116,822
    Changes in assets and liabilities
      (Increase)/decrease in receivables                                --                  (7,218)              (10,300)
      (Increase)/decrease in inventory                                  --                (373,170)             (373,170)
      (Increase)/decrease in deposits and prepaids                  (104,913)              (18,708)              (37,450)
      Increase/(decrease) in accounts payable and
            accrued liabilities                                       61,916               (52,196)              113,210
      Other                                                             --                    --                   6,249
                                                                ------------          ------------          ------------
Net cash provided/(used) by operating activities                    (641,734)           (1,030,711)           (2,181,535)
                                                                ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas interests                           --                    --               1,050,078
  Cash paid for furniture and equipment                               (1,875)               (4,200)              (90,155)
  Cash paid for undeveloped oil and gas properties                (2,651,031)           (3,724,700)           (8,952,459)
  Cash paid for marketable securities                                   --                    --              (5,090,799)
  Proceeds received from marketable securities                          --               5,111,062             5,111,062
  Cash paid for reimbursable property costs                             --                 (20,500)             (430,500)
                                                                ------------          ------------          ------------
Net cash provided/(used) in investing activities                  (2,652,906)            1,361,662            (8,402,773)
                                                                ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Members capital contributions                                         --                    --                  28,000
  Distributions to members                                              --                    --                 (66,000)
  Cash from short-term borrowings                                       --                    --                 285,000
  Repayments of short-term borrowings                                   --                    --                (285,000)
  Proceeds from sale of common stock                               7,000,000               715,000             9,738,750
  Cash paid for offering costs                                       (60,133)                 --                (407,291)
  Proceeds from convertible debentures                             2,500,000                  --               2,500,000
  Proceeds from exercise of warrants                                    --                 364,062               371,874
  Payments on capital lease                                           (1,065)               (1,322)               (3,855)
  Cash received upon recapitalization and merger                        --                    --                     336
  Preferred dividends paid                                              --                    --                 (50,910)
                                                                ------------          ------------          ------------
Net cash (used) provided by financing activities                   9,438,802             1,077,740            12,110,904
                                                                ------------          ------------          ------------
NET INCREASE/(DECREASE) IN CASH                                    6,144,162             1,408,691             1,526,596
CASH, BEGINNING OF PERIODS                                           373,100               117,905                  --
                                                                ------------          ------------          ------------
CASH, END OF PERIODS                                            $  6,517,262          $  1,526,596          $  1,526,596
                                                                ============          ============          ============



                                                              5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2000

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 2000, there were no cash equivalents.

     MARKETABLE SECURITIES - At August 31, 1999, we held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity consisted of securities with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. These securities, which consisted of U.S. Government backed discount notes, are stated at amortized cost. At May 31, 2000, all marketable securities previously held by the Company had matured.

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

     We have adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 1999, we recorded an impairment loss of approximately $285,000. No impairment losses have been recorded during the nine months ended May 31, 2000.

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

     We paid approximately $3,724,700 and $2,651,000, respectively, during the nine months ended May 31, 2000 and May 31, 1999 for acquisition of acreage, direct geological and geophysical costs, drilling costs and other related direct costs with respect to our identified exploration and exploitation projects. We have not recorded any revenues from oil and gas production.

     We currently anticipate that we will participate in the drilling of at least four exploration/exploitation wells during the next twelve months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that our future business development will require additional (and possibly substantial) capital expenditures. Depending upon the level of industry participation in our exploration projects, the continuing exploration and potential development results at East Lost Hills, the Deep Temblor exploration program and in any other exploration projects, we may require from $5,000,000 to over $10,000,000 for capital expenditures relating to exploration and potential development of our projects during the next months. We intend to attempt to limit net capital expenditures by forming industry alliances in our additional exploration projects by exchanging an appropriate portion of our ownership interest for cash and/or a carried interest in these projects. Currently, there are no commitments for additional funding and, depending on our ability to sell additional prospects for cash, we may need to raise additional funds to cover capital expenditures.

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

California Exploration, San Joaquin Basin

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

     For the 100 plus years of its productive life, the San Joaquin Basin has been dominated by major oil companies and large fee acreage holdings. As a result of these conditions, the basin has generally been under-explored by independent exploration and production companies, which are the groups that usually bring advanced technologies to their exploration efforts. The large fields in the basin were all discovered on surface anticlines and produce mostly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have employed only those advanced engineering technologies related to enhanced production practices, including steam floods and, most recently, horizontal drilling.

     With only limited exploration in the San Joaquin Basin since the "boom" days of the early 1980s, we believe that multiple exploration opportunities are available. Deep basin targets, both structural and stratigraphic in nature, remain largely untested. In addition, retrenchment of the major oil companies in the basin has caused many of them to rethink their policies regarding their large fee acreage positions. For the first time in history, many of these companies are opening up these fee acreage positions to outside exploration by aggressive independent companies.

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

     In early 1998, PYR and Armstrong entered into an exploration agreement with a number of established Canadian joint interest partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. We received a cash consideration for our share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. We also own an additional 4.1% working interest for a total working interest of 10.575%. We own a 10.575% working interest in the entire nine township Area of Mutual Interest ("AMI"), including the approximate 30,000 acres at East Lost Hills.

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

     A majority of the costs associated with the blow out have been covered by insurance policies in effect when the blowout occurred. A portion of the claims have not yet been reimbursed through one of the insurance policies. We have advanced $430,500 for our proportionate share of the claims in order that these claims be paid directly to the claimants. We believe that most, if not all, of these claims will ultimately be reimbursed through insurance proceeds. We carry the advanced funds as Reimbursable Property Costs on our May 31, 2000 Balance Sheet.

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

     On August 26, 1999, the participants in this prospect commenced drilling a second well (the Berkley ELH#1) at East Lost Hills to further explore the Temblor Formation. We have been and continue to pay for our full 10.575% working interest for the costs of this well. This well, also operated by Berkley, is approximately two miles to the northwest of the original well. In order to have a better chance to reach total depth, a drilling rig capable of drilling to 30,000 feet was brought in to drill this well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. After electronic log analysis, the participants in the project had agreed to commence completion operations. According to the operator, a total of 2,474 feet of the Temblor Formation was penetrated. Completion operations commenced, which included running a production liner to total depth.

     Production testing commenced on May 28, 2000 and was completed on June 16, 2000. Production and pressure build up data has been interpreted and analyzed with results supporting the participants' plan to tie in this well and proceed with a developmental drilling plan. The process of designing and building wellsite facilities and transportation pipeline has begun and production is anticipated to commence by December 1, 2000.

     The participants commenced drilling the Berkley ELH #2 well on July 11, 2000. This well targets the same structure encountered by the Bellevue 1-17, 1-17R and the BKP #1 wells, and is located approximately 1.5 miles northwest of the Berkley ELH #1. The total depth of this well is anticipated to be 17,300 feet and is expected to be reached within 100 days from spud date.

     On June 19, 2000, the participants at East Lost Hills commenced drilling the Berkley ELH #3 well. This well is located approximately one mile southwest of the Bellevue 1-17R location and is designed to test a geologically separate structure than the structure encountered by the Bellevue 1-17 blowout well, the Bellevue 1-17R replacement well, the BKP #1 well and the structure targeted by the BKP #2 well. The total projected depth of this well is approximately 18,000 feet. As of the date of this report, this well is drilling at a depth of 8,300 feet.

     Deep Temblor Exploration Program - Cal Canal, Lucky Dog and Pyramid Power. In April 1999, we purchased a working interest in three additional deep exploration projects in the San Joaquin basin of California. These three projects are in addition to the exploration program initiated by the recent deep drilling at East Lost Hills, and all three are outside the East Lost Hills joint venture area. Pursuant to the agreement, we purchased working interests, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. Our interest will be carried (non-cost bearing) "through the tanks" in the initial test well in each of the three separate exploration prospects.

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

     The next exploration well in this program is expected to spud in the fourth quarter of calendar year 2000.

     Wedge Prospect and Bull Dog Prospect. We created these exploration opportunities and are in the process of presenting these prospects to potential industry partners. These prospects will target the Temblor Formation in the San Joaquin Basin, similar to the East Lost Hills and Deep Temblor Exploration Program. We currently control 100% of the gross acreage in these areas and intend to sell a portion of our interest to industry partners for a cash consideration while retaining a working interest in the exploration wells and adjoining acreage. We control approximately 28,000 acres in these prospects and anticipate drilling at least one exploration well within the next 12 months.

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

Rocky Mountain Areas.

     We are in the process of developing exploration plays in three separate high potential prospect areas. We intend to replicate the approach taken with the California projects by controlling the pre-drill exploration phase including developing the geological background, identifying potential oil and/or gas reservoirs via seismic imaging, and controlling the land position. After these tasks are complete, we intend to take each prospect to potential industry partners in order to generate a cash consideration and drilling activity. We have begun to present one of these projects to potential industry participants. We currently control, through lease or option, approximately 140,000 net acres in these projects.

     On May 25, 2000, we completed a private placement resulting in receipt of $715,000 (less fees and related expenses estimated to be approximately $9,000) of funding through the sale of 220,000 shares of common stock and 22,000 3-year warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $4.25 until it expires on May 25, 2003. We may, upon 30-days notice, repurchase any outstanding warrants for $.001 per warrant at any time after the weighted average trading price of the common stock has been at least $7.50 for a 30-day period.

     During the quarter ended May 31, 2000, the Company acquired treasury stock only as the result of stock option exercises.

     On October 26, 1999, we met specific requirements to enable us to seek to repurchase one-third of our then-outstanding Series A Preferred Stock. Rather than allow their shares to be repurchased at $0.60 per underlying common share, the holders of the preferred stock converted one third of their shares into common stock. This resulted in 7,709.64 shares of Series A Preferred Stock being converted into a total of 1,284,937 shares of common stock. Previous conversions resulted in an aggregate of 3,016.76 shares of Series A Preferred Stock being converted into a total of 502,793 shares of common stock. At May 31, 2000, there remained a total of 14,273.60 shares of Series A Preferred Stock outstanding, which may be converted into 2,378,933 shares of common stock.

     At May 31, 2000, we had a working capital amount of approximately $1,821,000. We had no outstanding long-term debt at May 31, 2000 and have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that we will ever have oil and gas production.

Results of Operations

     The quarter ended May 31, 2000 compared with the quarter ended May 31, 1999.

     Operations during the quarter ended May 31, 2000 resulted in a net loss of ($186,331) compared to a net loss of ($237,891) for the quarter ended February 28, 1999.

     Oil and Gas Revenues and Expenses. We have not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded.

     Interest Income. We recorded $21,226 and $31,211 in interest income for the quarters ended May 31, 2000 and May 31, 1999, respectively.

     Depreciation, Depletion and Amortization. We recorded no depletion expense from oil and gas properties for the quarters ended May 31, 2000 and May 31, 1999. We do not own any proved reserves and have had no oil or gas production. We recorded $4,581 and $6,628 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended May 31, 2000 and May 31, 1999, respectively.

     General and Administrative Expense. We incurred $202,917 and $216,359 in general and administrative expenses during the quarters ended May 31, 2000 and May 31, 1999, respectively.

     Interest Expense. We recorded nominal interest expense for the quarter ended May 31, 2000. We incurred $46,115 in interest expense for the quarter ended May 31, 1999, primarily associated with the then-outstanding convertible debentures. These debentures were converted into Series A Convertible Preferred Stock on April 16, 1999. We are obligated to pay a 10 percent dividend on this outstanding preferred stock.


The nine months ended May 31, 2000 compared with the nine months ended May 31, 1999.

     Operations during the nine months ended May 31, 2000 resulted in a net loss of ($593,257) compared to a net loss of ($659,192) for the nine months ended May 31, 1999.

     Oil and Gas Revenues and Expenses. We do not own any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded.

     Interest Income. We recorded $105,516 and $46,813 in interest income for the nine months ended May 31, 2000 and May 31, 1999, respectively. The increase is attributable to remaining additional cash on hand during the nine months ending May 31, 2000 from the private placement completed in May of 1999.

     Depreciation, Depletion and Amortization. We recorded no depletion expense from oil and gas properties for the nine months ended May 31, 2000 and May 31, 1999. We have not owned any proved reserves and have had no oil or gas production. We recorded $13,838 and $19,421 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended May 31, 2000 and May 31, 1999, respectively.

     General and Administrative Expense. We incurred $684,755 and $528,433 in general and administrative expenses during the nine months ended May 31, 2000 and May 31, 1999, respectively. The difference is primarily attributable to increases in personnel and salary increases to enable us to continue to pursue our exploration activities and to increases in shareholder relations and business promotion costs resulting from our expanding investor and shareholder base and from moving the trading of our common stock to the American Stock Exchange.

     Interest Expense. We recorded nominal interest expense for the nine months ended May 31, 2000. We incurred $158,151 in interest expense for the nine months ended May 31, 1999, primarily associated with the then outstanding convertible debentures. These debentures were converted into Series A Convertible Preferred Stock on April 16, 1999. We are obligated to pay a 10 percent dividend on this outstanding preferred stock. On January 1, 2000, we paid dividends to holders of preferred stock of approximately $107,000 by issuing a total of 24,914 shares of our common stock.


Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of the date of this report, we have not experienced any year 2000 problems with the Company's systems or with outside vendors. However, as part of our continuing contingency plan, we perform periodic backups of our seismic and accounting files and retain paper copies of important data. Additionally, other vendors have been identified in the event that a significant vendor is disrupted by a year 2000 failure.


                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings
         Not Applicable

Item 2. Changes in Securities
         Not Applicable

Item 3. Defaults Upon Senior Securities
         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K
         (a)      Exhibits

                  Exhibit Name                       Exhibit Number
                  ------------                       --------------
                  Financial Data Schedule                     27

         (b) During the Quarter ended May 31, 2000, we filed three reports on Form 8-K.

                  A Form 8-K was filed on April 17, 2000 reporting news releases dated April 12, 2000.
                  A Form 8-K was filed on April 20, 2000 reporting a news release dated April 19, 2000.
                  A Form 8-K was filed on May 31, 2000 reporting a news release dated May 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PYR ENERGY CORPORATION

        Signatures                          Title                      Date
        ----------                          -----                      ----


 /s/ D. Scott Singdahlsen          President, Chief Executive      July 17, 2000
-------------------------          Officer and Chairman
D. Scott Singdahlsen               Of The Board



 /s/ Andrew P. Calerich            Vice-President and              July 17, 2000
-----------------------            Chief Financial Officer
Andrew P. Calerich