Form 10KSB
period 2000-08-31
PYR ENERGY CORP
filed 2000-11-29
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from                   to
                                    -----------------    ----------------

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                         95-4580642
       ----------------------------                        -------------------
      (State or jurisdiction of                              (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      1675 Broadway, Suite 1150, Denver, CO                        80202
      --------------------------------------                      --------
     (Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code (303) 825-3748
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
  $.001 Par Value Common Stock                   American Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                   None
                                   ----
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X     No
             -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2000 were $165,411

     The aggregate market value of the voting stock held by non-affiliates computed based on the last sale price of such stock as of November 28, 2000, was approximately $90,370,000.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 28, 2000 is as follows:

         $.001 Par Value Common Stock                   19,204,069

* Without asserting that any of the issuer's directors or executive officers, or the entity that owns 1,732,599 shares of common stock and convertible preferred stock that may be converted into 1,111,112 shares of common stock is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

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

     The Company's predecessor was founded in 1996 by two geoscientists with extensive seismic and geological experience in the western United States. The Company's employees have extensive experience in exploration, exploitation and the application of advanced geophysical technologies. The Company's business plan involves the following strategy:

   Focus on high  impact  exploration  plays  in the  western  United  States
     o    Under-exploited or under-explored mature basins
     o    Gain access to large, non or under-performing acreage positions
     o Focus on play concepts that are expandable within a basin or region. Use advanced seismic imaging, processing and visualization to reduce drilling risk
     o    Seismic captures resolution of trapping geometry
   Leverage technical expertise with outside capital resources
     o    Retain control of the pre-drill exploration process
     o    Retain sizable working interest in each prospect
     o    Use industry partners for local operating expertise

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

Developments During Fiscal 2000

     During the fiscal year ending August 31, 2000, the Company announced a major natural gas discovery at its East Lost Hills exploration project. This project dates back to May of 1997, when the Company and other working interest owners commenced drilling the Company's first exploration well - the Bellevue #1-17. On November 23, 1998, the Bellevue #1-17 prospect well blew out and ignited after having reached a depth of approximately 17,600 feet out of targeted total depth of 19,000 feet. A relief well, the Bellevue #1-17R, began drilling on December 18, 1998. On May 29, 1999 the relief well successfully killed, and the operator plugged and abandoned, the original 1-17 well bore. The Bellevue #1-17R was then used to successfully sidetrack a replacement well back into the target reservoir. Concurrent with commencing completion operations on the 1-17R well, Berkley Petroleum, Inc. (a wholly owned subsidiary of Berkley Petroleum Corporation (TSE-"BKP") ("Berkley") of Calgary, Alberta, Canada had taken over as operator.

     In August of 1999, the Company and other working interest owners commenced drilling the Berkley ELH #1 well, approximately two miles northwest of the #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. Production testing commenced on May 28, 2000. On July 6, 2000, based on the results of the production testing and other analysis, the Company announced a natural gas discovery at the East Lost Hills Field. Currently, processing facilities and a connection pipeline are under construction in order to begin selling natural gas and liquid hydrocarbons in the first quarter of calendar 2001.

     On July 11, 2000, the participants commenced drilling the Berkley ELH #2 well. This well targets the same structure encountered by the Bellevue 1-17, 1-17R and the BKP #1 wells and is located approximately 1.5 miles northwest of the Berkley ELH #1. Currently, this well has been drilled and cased to a measured depth of 17,650 feet. The participants intend to drill as much as 250 feet more before commencing completion operations to test this well as a potential natural gas producer.

     On June 19, 2000, the participants at East Lost Hills commenced drilling the Berkley ELH #3 well. This well is located approximately one mile southwest of the Bellevue 1-17R location and is designed to test a geologically separate structure than the structure encountered by the Bellevue 1-17, 1-17R, ELH #1 and #2 wells. Currently, this well is drilling ahead at a measured depth of approximately 17,800 feet.

     On November 26, 2000, the participants commenced drilling the Berkley ELH #4 well. This well is projected to drill to a total depth of 20,000 feet and targets the same structure encountered by the Bellevue 1-17, 1-17R and the ELH #1 and #2 wells. See "--San Joaquin Basin, California".

     Subsequent to August 31, 2000, the Company acquired an additional 1.544% working interest at East Lost Hills. This interest was purchased from a non-related private entity. As a result of this acquisition, PYR's total working interest in the approximately 30,000 gross and net acres at East Lost Hills increases to 12.1193%.

     During January of 2000, the Company announced that the Berkley Cal Canal #1 well had penetrated 1,230 feet of Temblor formation with 775 feet of net sand, and was drilled to a total depth of 18,100 feet. During production testing, non-commercial hydrocarbon flow rates were obtained from the initial perforated 10 foot zone in the lower McDonald. The participants had decided to defer further completion or deepening of the existing well bore until information regarding reservoir quality and performance is obtained from on-going drilling efforts in the San Joaquin Basin.

     In May 2000, the Company completed the sale of 22,000 units of common stock and warrants pursuant to a private placement at a price of $32.50 per unit. Each unit consisted of ten shares of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $4.25 per share for a period of three years. Proceeds from the offering were $715,000, before costs of the offering of $11,857.

     In August 2000, the Company completed the sale of 540,000 units of common stock and warrants pursuant to a private placement at a price of $17.50 per unit. Each unit consisted of five shares of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $4.80 per share for a period of three years. Proceeds from the offering were $9,450,000, before costs of the offering of $567,436 (including warrants valued at $110,606).

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements
---------------------

     In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report.

The Company has a limited operating history.

     The Company has a limited operating history since it started in the oil and gas business in 1996. The development of the Company's business will require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate oil and gas and other hydrocarbons economically in commercial quantities, provide drilling site and target depth recommendations resulting in profitable productive wells, and on the market prices for oil and natural gas. The Company cannot predict that its future operations will be profitable.

Oil and gas prices are highly volatile.

     Even if the Company is able to discover or acquire oil and gas production, of which there is no assurance, its revenues, profitability and liquidity will be highly dependent upon prevailing prices for oil and natural gas. Oil and gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Current price levels may not be sustained. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on the Company's business.

The oil and gas business is speculative in nature.

     Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of the Company's gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could negatively affect the Company's ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial because the Company would incur expenses without receiving revenues from sales of production.

The Company depends on industry alliances.

     The Company attempts to limit financial exposure on a project-by-project basis by forming industry alliances where its technical expertise can be complemented with the financial resources and operating expertise of established companies. If the Company is not able to form these industry alliances, its ability to fully implement its business plan could be limited. This could have a material, negative effect on the Company's business.

The Company's non-operator status limits its control over our oil and gas related projects.

     The Company focuses primarily on providing seismic imaging and analysis and rely upon other project participants to provide and complete all other project operations and responsibilities including operating, drilling, marketing and project administration. As a result, the Company has only a limited ability to exercise control over a significant portion of a project's operations or the associated costs of those operations. The success of a project is dependent upon a number of factors that are outside of the Company's area of expertise and project responsibilities. These factors include: (1) the availability of favorable term leases and required permitting for projects, (2) the availability of future capital resources by the Company and the other participants for the purchasing of leases and the drilling of wells, (3) the approval of other participants to the purchasing of leases and the drilling of wells on the projects, and (4) the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas. The Company's reliance on other project participants and its limited ability to directly control certain project costs could have a material negative effect on its receipt of expected rates of return on its investment in certain projects.

The Company may not discover reserves.

     The Company's future success is dependent upon its ability to economically locate oil and gas reserves in commercial quantities. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, its proved reserves, if any, will decline as reserves are produced. The Company's ability to locate reserves is dependent upon a number of factors, including its participation in multiple exploration projects and technological capability to locate oil and gas in commercial quantities. The Company cannot predict that it will have the opportunity to participate in projects that economically produce commercial quantities of hydrocarbons in amounts necessary to meet its business plan or that the projects in which the Company elects to participate will be successful. There can be no assurance that the Company's planned projects will result in significant reserves or that the Company will have future success in drilling productive wells at low reserve replacement costs. The Company has not yet established any oil and gas production, and has not booked any proved reserves.

The Company needs additional funding to sustain its operations.

     The Company anticipates that it will need additional funding to sustain its operations for its oil and gas exploration plans. In October and November 1998, the Company closed a private placement resulting in a gross capital infusion of $2,500,000 from various investors. In May 1999, the Company completed an additional private placement resulting in a gross capital infusion of $7,000,000. In May 2000, the Company completed an additional private placement resulting in gross proceeds of $715,000. In August 2000, the Company completed an additional private offering resulting in gross proceeds of $9,450,000. The Company does not have a steady source of revenue to provide funding to sustain operations. The availability of a reliable source of revenue to sustain the Company's operations is beyond its control.

The Company's exploratory drilling activities are costly and may not be profitable.

     Exploration for oil and natural gas is a speculative business involving a high degree of risk, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors. These include unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The Company's expenditures on oil and natural gas properties could result in discoveries of oil or natural gas in commercial quantities. Some or all of its test wells, as a consequence, may not ultimately be developed into producing wells and may be abandoned. If this is the case, the Company will have incurred expenses for the abandoned well without receiving any revenues from that well.

The Company's insurance may not be sufficient to cover all its operations.

     The nature of the oil and gas business involves a variety of risks. These include the risks of operating hazards such as fires, explosions, cratering, blowouts, such as the blowout at the exploratory well in which the Company has an interest in East Lost Hills, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The Company expects to maintain insurance against some, but not all, of these risks in amounts that it believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on the Company's financial position.

Many of the Company's competitors have more resources than the Company.

     The Company competes in the areas of oil and gas exploration with other companies. Many of these competitors may have substantially larger financial and other resources than the Company. From time to time, there may be competition for, and shortage of, exploration, drilling and production equipment. These shortages could lead to an increase in costs and to delays in operations that could have a material adverse effect on the Company's business. The Company may therefore not be able to acquire desirable properties or equipment required to develop its properties. Problems of this nature also could prevent the Company from producing any oil and natural gas the Company discovers at the rate it desires to do so.

Technology changes could put the Company at a competitive disadvantage.

     The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other oil and gas finding companies implement new technologies before the Company does, those companies may be able to provide enhanced capabilities and superior quality compared with what the Company is able to provide. The Company may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. One or more of the technologies that the Company currently utilizes or implements may become obsolete in the future. If this occurs, the Company's business could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business could be materially and adversely affected.

Government regulations could hurt the Company's business.

     The production and sale of oil and gas are subject to a variety of federal, state and local government regulations, including regulations concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Although the Company intends to be in compliance with applicable environmental and other government laws and regulations, it cannot guarantee that significant costs for compliance will not be incurred in the future. The November 1998 blow out of the East Lost Hills exploratory well in which the Company has an interest raises a number of these risks. Although a majority of the costs associated with the blow out have been covered by insurance policies in effect when the blow out occurred, a portion of the claims have not yet been reimbursed through one of the insurance policies. In November of 2000, the participants (including the Company) filed a claim against the insurance carriers for reimbursement of these costs. The Company has advanced approximately $430,500 for its proportionate share of the claims in order that these claims be paid directly to the claimants.

The Company's operating results may vary significantly.

     The Company's operating results, as a start-up company in the oil and gas industry, may vary significantly during any financial period. These variations may be caused by significant periods of time between each of the Company's discoveries and developments, if any, of oil or natural gas properties in commercial quantities. These variations may also be caused by the volatility associated with oil and gas prices.

A possible growth in management could have an adverse effect on the Company's business.

     Because of the Company's small size, it desires to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur it will place a significant strain on the Company's financial, technical, operational and administrative resources. As the Company increases its services and enlarges the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company depends on key employees.

     The Company is highly dependent on the services of D. Scott Singdahlsen, its Chief Executive Officer and President, Andrew P. Calerich, its Chief Financial Officer, and its other geological and geophysical staff members. The loss of the services of any of them could hurt the Company's business. The Company does not have an employment contract with Mr. Singdahlsen, Mr. Calerich or any other employee.

The Company's business may be limited.

     The Company currently is pursuing only the oil and gas exploration business. Although the Company is involved in other oil and gas projects, it is concentrating the majority of its initial oil and gas exploration efforts in the San Joaquin Basin. The Company is involved in eight separate and distinct projects in the San Joaquin Basin, but its exploration efforts are concentrated in this same general area and this lack of diverse business operations subjects the Company to a high degree of concentration of risks. The Company's future success may depend upon its success in discovering and developing oil and gas in commercial quantities on its San Joaquin properties and upon the general economic success of the oil and gas industry.

Certain Definitions

     Unless otherwise indicated in this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60(degree) Fahrenheit. Oil equivalents are determined using the ratio of 6 Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that 6 Mcf of natural gas are referred to as one barrel of oil equivalent or "BOE".

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

     "Carried through the tanks" means the Company will not bear any capital cost for this portion of its working interest until commercial quantities of hydrocarbons are being produced and are generating revenues. At this point, the Company will become responsible for paying any additional capital costs and lease operating expenses as well as receiving its share of revenues from sales.

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

     The Company adheres to a disciplined approach to selective project participation. The Company participates only in those projects that it believes are likely to maximize the return on its capital investment, have significant reserve growth potential, and benefit from the application of advanced seismic technology. The Company believes that these factors result in a positive impact to the finding cost and production economics. The Company actively and continually manages its portfolio of exploration and exploitation projects. The aggressive portfolio management enables the Company to maximize the investment of available capital in a limited number of high impact geologic plays and projects.

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

Significant Projects

     The Company's exploration activities are primarily focused on the San Joaquin Basin of California. The Company also has projects in selective Rocky Mountain areas. Advanced seismic imaging of the structural and stratigraphic complexities common to these regions provides the Company with enhanced ability to identify significant hydrocarbon potential. A number of these projects, especially in the San Joaquin Basin, offer multiple drilling opportunities with individual wells having the potential capability of encountering multiple reservoirs.

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

     The San Joaquin Basin contains six of the 25 largest oil fields in the U.S. All six of these fields were discovered between 1890 and 1911, a full decade prior to the discovery of the first giant Texas oil field. The basin accounts for 34 percent of California's actively producing fields, yet produces more than 81 percent of the state's total oil and gas production. Most of the production within the basin is located along the western and southern end of Kern County. San Joaquin Basin production totals for 1999 reported by the California Department of Oil and Gas for all producers in the aggregate indicate total production of 255.82 MMBoe. Of this figure, Kern County accounts for over 96 percent of the oil production from the San Joaquin Basin.

     Exploration Opportunity. For the 100 plus years of its productive life, the San Joaquin Basin has been dominated by major oil companies and large fee acreage holdings. As a result of these conditions, the basin has generally been under-explored by independent exploration and production companies. The large fields in the basin were all discovered on surface anticlines and produce mostly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have employed only those advanced engineering technologies related to enhanced production practices including steam floods and most recently, horizontal drilling.

     The basin as a whole has suffered from a lack of applied exploration technology and deep drilling. Approximately one percent of the total basin wells have been drilled to a depth greater than 12,000 feet. Additional 1999 statistics indicate that the average well depth drilled during the year was approximately 2020 feet.

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

     This unconventional deep prospect had significant structural and reservoir risk, but the potential for large reserves made it an attractive play. In a joint effort with Denver based Armstrong Resources LLC ("Armstrong"), the Company had analyzed and interpreted over 350 miles of high-resolution 2-D seismic data to help refine the structural mapping of the prospect. Advanced pre-stack depth migration and interpretation clearly defined a deep sub-thrust structure. Two wells drilled to the east of the prospect, in the mid-1970s, proved the productivity potential of free oil (42 degree API) and gas at depths below 17,000 feet. Source rock and maturation modeling suggested that the oil generation window exists at depths between 15,000 and 17,000 feet, and that early migration of hydrocarbons should preserve reservoir quality at East Lost Hills.

     In early 1998, the Company and Armstrong entered into an exploration agreement with a number of established Canadian joint interest partners to participate in the drilling of an initial exploratory well to fully evaluate the feature. PYR received cash consideration for its share of acreage in this play and a carried 6.475% working interest through the tanks in the initial exploration well. PYR owned an additional 4.1% working interest for a total working interest of 10.575%. During November 2000, the Company purchased an additional working interest of 1.5443% at East Lost Hills to bring the total working interest to 12.1193%.

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

     A majority of the costs associated with the blow out have been covered by insurance policies in effect when the blow out occurred. A portion of the claims have not yet been reimbursed through one of the insurance policies. The participants in the project have filed a claim against the insurance carriers for reimbursement of these costs. The Company has advanced approximately

$430,500 for its proportionate share of the claims in order that these claims be paid directly to the claimants. These costs are reflected as part of the property costs for the East Lost Hills exploration project on its August 31, 2000 Balance Sheet.

     On December 18, 1998, a relief well, the Bellevue #1-17R, began drilling. This well was initially expected to intersect the wellbore of the Bellevue #1-17 at a depth of about 13,500 feet. However, as drilling continued and the characteristics of the blowout were examined, it was determined that it would be necessary to intersect the wellbore below 16,000 feet. The relief well was drilled to 16,668 feet, where it intersected the original well bore. On May 29, 1999, the Bellevue #1-17 well was killed by pumping heavy mud and cement into the well bore. The 1-17 well bore has been plugged and abandoned and the 1-17R well has been sidetracked as a replacement well into the targeted Temblor Zone.

     In August of 1999, the Company and other working interest owners commenced drilling the Berkley ELH #1 well, approximately two miles northwest of the #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. Production testing commenced on May 28, 2000. On July 6, 2000, based on the results of the production testing and other analysis, the Company announced a natural gas discovery at the East Lost Hills Field. Currently, processing facilities and a connection pipeline are under construction in order to begin selling natural gas and liquid hydrocarbons in the first quarter of calendar 2001.

     On July 11, 2000, the participants commenced drilling the Berkley ELH #2 well. This well targets the same structure encountered by the Bellevue 1-17, 1-17R and the ELH #1 wells and is located approximately 1.5 miles northwest of the Berkley ELH #1. Currently, this well has been drilled and cased to a measured depth of 17,650 feet. The participants intend to drill as much as 250 feet more before commencing completion operations to test this well as a potential natural gas producer.

     On June 19, 2000, the participants at East Lost Hills commenced drilling the Berkley ELH #3 well. This well is located approximately one mile southwest of the Bellevue 1-17R location and is designed to test a geologically separate feature than the structure encountered by the Bellevue 1-17, 1-17R, ELH #1 and #2 wells. Currently, this well is drilling ahead at a measured depth of approximately 17,800 feet.

     On November 26, 2000, the participants commenced drilling the Berkley ELH #4 well. This well is projected to drill to a total depth of 20,000 feet and targets the same structure encountered by the Bellevue 1-17, 1-17R and the ELH #1 and #2 wells.

     The participants may drill from one to as many as six more additional wells in this prospect during calendar year 2001.

     Wedge Prospect and Bull Dog Prospect. These projects lie northwest of the East Lost Hills exploration acreage. The Company currently controls approximately 28,000 gross and net acres in these projects. These are deep natural gas exploration projects, similar to East Lost Hills. The Company's personnel have done extensive technical (geological and geophysical) analysis in this area and have generated 2-3 compelling leads/prospects. The Company continues the process of showing these projects to a limited number of potential participants. The Company's approach is to generate an up front cash consideration and a carried working interest in at least one exploration well. PYR will be acquiring additional 2D seismic data over this acreage in December 2000. After the acquisition, processing and interpretation of the new seismic data, the Company expects to be able to sell down a portion of this project and secure drilling participant(s) during calendar 2001.

     Deep Temblor Exploration Program - Cal Canal, Lucky Dog and Pyramid Power. In April 1999, the Company purchased a working interest in three additional deep exploration projects in the San Joaquin Basin of California. These three projects are in addition to the exploration program initiated by the recent deep drilling at East Lost Hills, and all three are outside the East Lost Hills joint venture area. Pursuant to the agreement, the Company purchased working interests, ranging from 3.00% to 3.75%, in each of the three exploration prospect areas. PYR's interest will be carried (non-cost bearing) "through the tanks" in the initial test well in each of the three separate exploration prospects.

     The three exploration prospects in this program, target the Temblor Formation at depths ranging from 15,000 to 19,000 feet. Berkley will also operate these exploration projects in the Deep Temblor Exploration Program.

     The first exploration well in the program (Cal Canal) began drilling on June 15, 1999. This well was drilled to a total depth of 18,100 feet. Non commercial hydrocarbon flow rates were obtained from a perforated 10 foot zone in the lower McDonald. Operations on this well have been temporarily suspended. The well has not been plugged and/or abandoned. Part of the technical analysis at Cal Canal is to attempt to determine the potential of success if the well is deepened. Additional technical work is warranted before the ultimate decision is made. Because of the uncertainty regarding the future of this well, the Company has recorded an impairment against this property of $200,000. PYR owns a carried 3.75% working interest in this well.

     Pyramid Power and Lucky Dog remain in the pre-drill exploration phase. The participants expect to commence drilling operations at Pyramid Power during calendar year 2001, subject to rig availability. The Lucky Dog prospect remains in the pre-drill analysis phase and no timeline has been identified for drilling.

     Rectange Force Prospect. PYR owns 30% of approximately 5,500 gross acres in this San Joaquin Basin prospect. This is another prospect that targets the Temblor Formation. PYR may elect to participate in the drilling of an initial exploration well here at the current 30% ownership, or may elect to sell down its interest for cash and/or a carried working interest in the initial well. This prospect is still in the development stage and no drilling plans are currently in place.

     Southeast Maricopa. This is a moderately deep (approximately 12,000') oil exploration prospect. During 1998, we acquired new 3-D seismic data over approximately 52 square miles at Southeast Maricopa. Actual field acquisition of the data was completed during March of 1998. The processed seismic data was delivered to PYR in January of 1999. Interpretation of the data took approximately 6 additional months. Interpretation of the seismic data has resulted in the identification of a light oil exploration prospect.

     PYR is presenting this prospect to potential industry participants and intends to generate an up front cash consideration and a carried working interest in an initial exploration well. Through lease and option, PYR has a 100% working interest in approximately 3,800 gross acres in this project.

     Rocky Mountain Exploration - Foothills Project, Montana. This is a moderately deep natural gas exploration play with multiple prospect targets. Extensive geological and geophysical work has been completed. Currently, PYR controls, through lease, option or farmout, approximately 250,000 gross and 220,000 net acres over a number of identified prospects. Again, PYR's approach is to complete the technical analysis and control the land, then take the project to potential industry participants and sell down the working interest to generate an up front cash consideration and a carried working interest in at least one initial exploration well. PYR intends to retain a working interest in this project, and has begun to present this project to a select number of potential industry participants. This project is still in the pre-drill phase of the exploration process.

     Rocky Mountain Exploration - Wyoming. PYR has two separate exploration projects in Wyoming, both of which are in the early stages of development. PYR is currently interpreting seismic data in order to determine necessary components of a potential exploration project. PYR has acquired an initial land position, and continues to build additional land holding as opportunities arise.

Geological and Geophysical Expertise

     The Company's oil and gas finding capabilities are dependent upon the effective application of seismic imaging technologies. The Company has assembled a technically experienced staff of in-house geologists and geophysicists with extensive experience involving the utilization of advanced seismic data imaging and analysis.

     The Company also has access, both in-house and through consultants, to state-of-the-art exploration hardware and software applications. The Company owns a computer aided exploration workstation running the full suite of GeoGraphix geologic mapping and analysis software. Additionally, the Company owns one geophysical workstation employing SeisX 2-D and 3-D seismic interpretation and analysis software. Through a strategic alliance with a Denver-based seismic consulting firm (Interactive Earth Sciences Corporation), the Company has full access to multiple UNIX-based seismic interpretation workstations running the complete Schlumberger/GeoQuest seismic analysis software package. Through this relationship, the Company also has full access to GMA seismic modeling software as well as Paradigm Geophysical's GeoDepth pre-stack depth migration software package.

Drilling Activities

     During 2000, the Company participated in the drilling of the Berkley ELH #1 discovery well, and is participating in the drilling of two additional wells at East Lost Hills. Although there is no assurance that any additional exploration wells will be drilled, the Company anticipates the drilling of from one to six additional wells during 2001, depending on ongoing exploration efforts in California and in the Rocky Mountains.

Production

     The Company currently does not own any oil or gas production. The Company has no immediate plans to acquire or purchase any production. The Company also has no booked reserves at the current time and any near-term reserve additions would result solely from successful exploration efforts and any successful development thereof.

Acreage

     The Company currently controls, through lease, farmout, and option, the following approximate acreage position as detailed below:

     State                            Gross Acres                Net Acres
     -----                            -----------                ---------

    California                           99,000                    39,000
    Rocky Mountain Areas                267,000                   238,000
    --------------------              -----------                ---------
    TOTAL                               366,000                   277,000

Competitive Advantage

     The Company believes that the cumulative experience of its technical and management team, results in a strong competitive advantage relative to current competition in these focus areas.

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


ITEM 3.  LEGAL PROCEEDINGS

     In November 2000, the participants (including the Company) in the East Lost Hills exploration project filed a lawsuit in Los Angeles County (California) Court against insurance carriers for reimbursement of damage amounts of $10,500,000 paid by the participants directly to claimants resulting from the blow out of the East Lost Hills #1-17 well. The Company has advanced $430,500 for its proportionate share of the claims (see "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES -- San Joaquin Basin, California - East Lost Hills").

     The Company is not a party to any other current or pending legal proceeding (nor are any of the Company's properties subject to a pending legal proceeding).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since December 8, 1999, the Company's Common Stock has been traded on the American Stock Exchange under the symbol "PYR." From November 1997 until December 7, 1999, the stock was traded on the over-the-counter market and was quoted on the OTC Bulletin Board under the ticker symbol "PYRX." Prior to November 1997, the Company's trading symbol was "MRVI."

     The table below presents the range of high and low sales prices for the Company's Common Stock during each of the quarters in the past two fiscal years as reported by the American Stock Exchange and the OTC Bulletin Board.

                                                 Sales Prices
                                                 ------------
      Quarter Ended                         High             Low
      -------------                         ----             ---

     November 30, 1998                     3.5625           .4375
     February 28, 1999                     5.00            1.375
     May 31, 1999                          3.00            1.75
     August 31, 1999                       5.125           2.125
     November 30, 1999                     5.312           3.625
     February 29, 2000                     4.625           2.875
     May 31, 2000                          5.938           2.75
     August 31, 2000                       7.125           3.50


     On November 28, 2000, the closing sales price for the Company's Common Stock was $6.00 per share.

Number Of Stockholders Of Record

     On November 28, 2000, the number of stockholders of record of the Company was approximately 2,250.

Dividend Policy

     The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the expansion and continued development of its business.

Recent Sales of Unregistered Securities

     In May 2000, the Company completed the sale of 22,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $32.50 per unit. The units were sold to a total of ten investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of ten shares of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $4.25. The warrants expire on May 19, 2003. The Company may repurchase the warrants at a repurchase price of $.001 per warrant if the weighted average trading price of the Company's common stock for 30 calendar days exceeds $7.50 per share. Proceeds from the offering were $715,000, before costs of the offering of $11,857. There were no fees or commissions paid to brokers or underwriters or placement agents in conjunction with this placement.

     In August 2000, the Company completed the sale of 540,000 units of common stock and common stock warrants to purchase common stock pursuant to a private placement at a price of $17.50 per unit. The units were sold to a total of 22 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of five shares of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $4.80. The warrants expire on July 31, 2003. The Company may repurchase the warrants at a repurchase price of $.001 per warrant if the weighted average trading price of the Company's common stock for 30 trading days exceeds $10.00 per share. Proceeds from the offering were $9,450,000, before costs of the offering of $567,436. The Company paid a commission in conjunction with this placement to one placement agent of $378,000 in cash and warrants to purchase 70,875 shares of common stock at an exercise price of $5.50 per share (total value of the warrants was $110,606 and is included in the $567,436 reflected above).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended August 31, 2000 ("2000"), and as of and for the twelve months ended August 31, 1999 ("1999"). This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

     The Company is a development stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. The Company attempts to leverage its technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has pursued, and will continue to pursue, exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

     During 2000, the Company incurred approximately $1,319,000 for costs related to continued leasing and optioning of acreage and approximately $4,038,000 for drilling and seismic costs associated with deep exploratory drilling at the Company's East Lost Hills project. The Company had no revenues from oil and gas production during 2000.

     During 1999, the Company incurred approximately $876,000 for costs related to continued leasing and optioning of acreage, $1,094,000 for positions in additional exploration projects in California, $313,000 for costs relating to seismic and $480,000 in drilling costs associated with deep exploratory drilling at the Company's East Lost Hills project.

     The Company currently anticipates that it will participate in the drilling of at from one to six wells during its fiscal year ending August 31, 2001 ("2001"), although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Disclosure Regarding Forward-Looking Statements And Cautionary Statements- The Company has a limited operating history."

     The Company's future financial results continue to depend primarily on (i) the Company's ability to discover commercial quantities of hydrocarbons; (ii) the market price for oil and gas; (iii) the Company's ability to continue to source and screen potential projects; and (iv) the Company's ability to fully implement its exploration and development program. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES- "- The Company needs additional funding to sustain its operations", and "- The Company's exploratory drilling activities are costly and may not be profitable."

Results of Operations

     The twelve months ended August 31, 2000 ("2000") compared with the twelve months ended August 31, 1999 ("1999")

     Operations during the fiscal year ended August 31, 2000 resulted in a net loss of ($982,547) compared to a net loss ($1,140,407) for the fiscal year ended August 31, 1999.

     Oil and Gas Revenues and Expenses. At August 31, 2000, the Company did not own any producing or proved oil and gas properties, and no oil and gas production revenues or expenses had been recorded by the Company.

     General and Administrative Expense. The Company incurred $929,000 and $743,000 in general and administrative expenses during 2000 and 1999, respectively. The increase results from increases in shareholder and business promotion costs resulting from our listing on the American Stock Exchange and from our expanding investor and shareholder base, and from additional increases in personnel and salaries associated with the hiring of additional technical and administrative personnel in pursuit of the development of the Company's exploration and exploitation plan.

     Dry Hole, Impairment and Abandonments. In 2000, the Company recorded an impairment of $200,000 against its Cal Canal project. In 1999, the Company re-evaluated its School Road project and recorded an impairment of approximately $285,000 against its basis in this project. Also in 1999, the Company had abandoned projects and recorded an abandonment cost of approximately $21,000 associated with these projects.

     Interest Expense. The Company recorded nominal interest expense in 2000. The Company recorded $183,000 in interest expense during 1999, predominately associated with the 10% Convertible Debentures that were outstanding from October 26, 1998 through April 16, 1999. Per the Convertible Debenture agreement, the Company elected to pay this interest by issuing 53,326 shares of the Company's common stock. These Debentures were converted into Series A Convertible Preferred Stock on April 16, 1999. The Company is obligated to pay a 10 percent dividend on the outstanding preferred stock. During 2000, the Company paid dividends to the holders of preferred stock of approximately $178,600 by issuing a total of 38,531 shares of common stock.

     Depreciation, Depletion and Amortization. The Company recorded no depletion expense from oil and gas properties in 2000 or 1999. At August 31, 2000 and 1999, the Company did not own any proved reserves and had no oil or gas production. The Company recorded $18,327 and $24,111 in depreciation expense associated with capitalized office furniture and equipment during 2000 and 1999, respectively.

     During the fiscal year ended August 31, 2000, the Company's carrying costs for undeveloped oil and gas properties increased by approximately $5,729,000. This net increase is comprised of drilling costs, costs associated with acquiring/retaining exploration acreage and seismic costs associated with undeveloped oil and gas projects of $5,929,000 and a property impairment of $200,000.

     During the fiscal year ended August 31, 1999, the Company's carrying costs for undeveloped oil and gas properties increased by a net amount of approximately $2,560,000. This net increase is comprised of expenditures on undeveloped oil and gas prospects of approximately $2,889,000, and property abandonments and impairments of approximately $330,000.

Liquidity and Capital Resources

     At August 31, 2000, the Company had a working capital amount of $8,452,642. In May 2000, the Company completed the sale of 22,000 units of common stock and warrants pursuant to a private placement at a price of $32.50 per unit. Each unit consist of 10 shares of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25 per share for a period of three years. Proceeds from the offering were $715,000, before costs of the offering of $11,857. In August 2000, the Company completed the sale of 540,000 units of common stock and warrants pursuant to a private placement at a price of $17.50 per unit. Each unit consisted of 5 shares of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $4.80 per share for a period of three years. Proceeds from the offering were $9,450,000, before costs of the offering of $567,436 (including warrants valued at $110,606).

     Cash used in investing activities during 2000 totaled $822,405. Of this amount, $5,929,267 was used in conjunction with the Company's oil and gas exploration and exploitation plan, $5,111,062 was generated through the sale of government backed securities and $4,200 was used for office furniture and equipment.

     The Company had no outstanding long-term debt at August 31, 2000. The Company has not entered into any commodity swap arrangements or hedging transactions. Although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that the Company will ever have oil and gas production.

     It is anticipated that the future development of the Company's business will require additional (and possibly substantial) capital expenditures. Depending upon the extent of success of the Company's ability to sell additional prospects for cash, the level of industry participation in the Company's exploration projects, the continuing results at East Lost Hills and the Deep Temblor exploration program, the Company may require from $6,000,000 to over $12,000,000 for capital expenditures relating to exploration and potential development of its projects during the 12 month period ending August 31, 2001. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Disclosure Regarding Forward-Looking Statements And Cautionary Statements - Cautionary Statements - The Company needs additional funding to sustain its operations." The Company intends to attempt to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Although currently there are no commitments for additional funding, the Company may need to raise additional funds to cover capital expenditures. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-- Disclosure Regarding Forward-Looking Statements And Cautionary Statements--Cautionary Statements" and "--Significant Properties--San Joaquin Basin, California".

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. The Company has not encountered any adverse effects as the result of Year 2000 compliance. The Company continues to monitor its internal systems and has contingency plans in place in the event that a Year 2000 failure should occur.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements is set forth below:

                                                                     Page
                                                                     ----
         Independent Auditor's Report                                F-2

         Balance Sheet
                  August 31, 2000                                    F-3

         Statements of Operations
                  Years ended August 31, 1999 and 2000
                  And cumulative amounts from Inception
                  To August 31, 2000.                                F-4

         Statements of Members'/Stockholders' Equity
                  Period from Inception (May 31, 1996) to
                  December 31, 1996, Eight Months Ended
                  August 31, 1997 and Years Ended August
                  31, 1998, 1999 and 2000.                           F-5, F-7

         Statements of Cash Flows
                  Years ended August 31, 1999 and 2000
                  And cumulative amounts from Inception
                  To August 31, 2000.                                F-8 - F-9

         Notes To Financial Statements                               F-10 - F-20

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


           Name           Age    Position with the Company      Director Since
           ----           ---    -------------------------      --------------

D. Scott Singdahlsen      42      Chief Executive Officer,          1997
                                  President, and Chairman
                                  Of the Board

Andrew P. Calerich        36      Chief Financial Officer,
                                  Vice President and
                                  Secretary                          ---

Keith F. Carney           44      Director                          1997

S. L. Hutchison           67      Director                          1999

Bryce W. Rhodes           47      Director                          1999

Kenneth R. Berry, Jr.     48      Vice President-Land                ---


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

     Andrew P. Calerich has served as Chief Financial Officer of the Company since August 1997, as Secretary of the Company since May 1998 and as Vice President since August of 1999. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at a public oil and gas company in Denver. Mr. Calerich began his professional career in public accounting in the tax department at Arthur Andersen & Company. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College.

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

Board And Committee Meetings

     The Board of Directors met six times during the fiscal year ended August 31, 2000 and all directors were present at each of those meetings.

     The Board of Directors currently has a Compensation Committee which met once during the fiscal year ended August 31, 2000 and all members of the Compensation Committee participated in those meetings. The Compensation Committee has the authority to establish policies concerning compensation and employee benefits for employees of the Company. The Compensation Committee reviews and makes recommendations concerning the Company's compensation policies and the implementation of those policies and determines compensation and benefits for executive officers. The Compensation Committee currently consists of Messrs. Carney, (Chairman), Hutchison and Rhodes, each of whom is an outside director.



     The Board of Directors currently has an audit committee consisting of Messrs. Hutchison (Chairman), Carney and Rhodes. The audit committee did not meet formally during the fiscal year ending August 31, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.
The Company believes that during the year ended August 31, 2000, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three successive completed fiscal years by D.
Scott Singdahlsen, the Chief Executive Officer, President and Chairman Of The
Board of the Company. No executive officer of the Company, other than the Chief
Executive Officer and the Chairman Of The Board, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                             Summary Compensation Table
                                             --------------------------
                                                                                Long Term Compensation
                                                                                ----------------------
                                    Annual Compensation                      Awards               Payouts
                                    -------------------                      ----------------------------

                                                                    Restricted
                                                         Other Annual  Stock       LTIP     All other
Name and Principal Position Fiscal   Salary       Bonus  Compensation  Awards ($) Options    Payouts   Compensation
                            Year     ($)(1)      ($)(2)     ($)(3)                 (#)        ($)(4)      ($)(5)


D. Scott Singdahlsen        2000     $110,000     -0-         -0-       -0-         -0-        -0-           -0-
Chief Executive Officer,
President and Chairman      1999     $77,917      -0-         -0-       -0-         -0-        -0-           -0-
Of the Board
                            1998     $75,000      -0-         -0-       -0-         -0-        -0-           -0-

----------------------

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

(4) The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for the Company's 1997 and 2000 Stock Option Plans.

                                       25

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

1997 Stock Option Plan

     In August 1997, the Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board of Directors of the Company and subsequently approved by the Company's stockholders. Pursuant to the 1997 Plan, the Company may grant options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have contributed or are contributing to the success of the Company. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1997 Plan may be administered by the Board of Directors or by an option committee. Administration of the 1997 Plan includes determination of the terms of options granted under the 1997 Plan. At August 31, 1999, options to purchase 821,000 shares were outstanding under the 1997 Plan. During fiscal year ended August 31, 2000, options to purchase 179,000 additional shares were granted and options to purchase 27,500 shares were exercised so that, as of August 31, 2000, options to purchase 972,500 shares were outstanding and there are no remaining shares that may be granted pursuant to the 1997 Plan.

2000 Stock Option Plan

     In March 1999, the Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board of Directors of the Company and subsequently approved by the Company's stockholders. Pursuant to the 2000 Plan, the Company may grant options to purchase an aggregate of 500,000 shares of the Company's Common Stock to key employees, directors, and other persons who have contributed or are contributing to the success of the Company. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 2000 Plan may be administered by the Board of Directors or by an option committee. Administration of the 2000 Plan includes determination of the terms of options granted under the 2000 Plan. During the fiscal year ended August 31, 2000, options to purchase 200,000 shares were so that, as of August 31, 2000, options to purchase 200,000 shares were outstanding and 300,000 shares may be granted pursuant to the 2000 Plan.

Compensation Of Outside Directors

     Currently, outside directors are compensated for serving as a director by vesting options to purchase 2,500 shares of the Company's common stock for every complete fiscal quarter served as a director. Directors are also reimbursed for direct expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.

Employment Contracts And Termination of Employment And Change-In-Control Arrangements

     The Company does not have any written employment contracts with respect to any of its officers or other employees. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control, except that both the 1997 Plan and the 2000 Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 28, 2000, there were 19,204,069 shares of the Company's $.001 par value common stock (the "Common Stock") outstanding. The following table sets forth certain information as of November 28, 2000, with respect to the beneficial ownership of the Company's Common Stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                                                  Percentage of
Name and Address of                          Number of Shares        Shares
Beneficial Owner                           Beneficially Owned (1)  Outstanding
----------------                           ----------------------  -----------


D. Scott Singdahlsen                         1,935,000 (2)           10.0%
1675 Broadway, Suite 1150
Denver, Colorado 80202

Keith F. Carney                                119,289 (3)            1.0%
915 Bay Oaks Road
Houston, Texas 77008

S.L. Hutchison                               3,061,059 (4)           16.0%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California 90731

Bryce W. Rhodes                                267,825 (5)            1.4%
c/o Whittier Energy Company
1600 Huntington Drive
South Pasadena, California 91030

All Executive Officers and Directors as a    5,906,038               30.8%
group  (six persons)                         (2)(3)(4)(5)(6)(7)

Victory Oil Company                          2,943,711 (8)           15.3%
222 West Sixth Street, Suite 1010
San Pedro, California 90731


------------------------

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

(2) The shares shown for Mr. Singdahlsen include 200,000 shares owned by Mr. Singdahlsen's two minor children.

(3) Includes options to purchase 10,000 shares at $4.125 per share until December 20, 2001 that currently are exercisable or that will become exercisable within the next 60 days. Also includes common stock purchase warrants enabling this shareholder/director to purchase an additional 2,400 shares at $2.50 per share until May 14, 2004.

(4) Includes 66,667 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by Mr. Hutchison. Also includes options to purchase 10,000 shares at $4.125 per share until December 20, 2001 that currently are exercisable or that will become exercisable within the next 60 days. Also includes currently exercisable warrants to purchase 2,500 shares at $2.50 per share until May 14, 2004. Also includes the shares shown as beneficially owned by Victory Oil Company as described in note (8) below. Mr. Hutchison is the Vice President and Chief Financial Officer of Victory Oil Company. Mr. Hutchison disclaims beneficial ownership of the shares beneficially owned by Victory Oil Company.

(5) Includes 44,444 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by a company owned by Mr. Rhodes. Also includes options to purchase 10,000 shares at $4.125 per share until December 20, 2001 that currently are exercisable or that will become exercisable within the next 60 days. Also includes 183,750 shares and currently exercisable warrants to purchase 7,845 shares for $2.50 per share until May 14, 2004 and currently exercisable warrants to purchase 2,000 shares for $4.25 per share until May 24, 2003 that are held by Whittier Energy Company. Mr. Rhodes is a Vice President of Whittier Energy Company.

(6) Includes 15,000 shares of Common Stock and options to purchase 190,000 shares of Common Stock that currently are exercisable or that will become exercisable within the next 60 days that are held by Andrew P. Calerich, Vice-President, Chief Financial Officer and Secretary of the Company, and 31,000 shares and currently exercisable warrants to purchase 1,600 shares for $2.50 per share until May 14, 2004 held by Mr. Calerich's wife's individual retirement account.

(7) Includes the following securities held directly or indirectly by Kenneth R. Berry, Jr., who is Vice President of Land: an aggregate of 65,640 shares owned by various entities, IRAs, and trusts with which Mr. Berry, or his spouse or minor daughter, is associated; currently exercisable warrants to purchase up to 3,125 shares at $2.50 per share until May 14, 2004 that are held by an entity which is owned by Mr. Berry; currently exercisable warrants to purchase up to 1,500 shares for $2.50 per share until May 14, 2004 that are beneficially owned by Mr. Berry's minor daughter; currently exercisable options to purchase up to 75,000 shares for $1.50 per share until November 10, 2002; currently exercisable options to purchase up to 20,000 shares for $1.28 per share until May 26, 2001; and currently exercisable options to purchase up to 120,000 shares for $.6875 per share until September 11, 2003.

(8) Includes 1,111,112 shares of Common Stock that may be issued upon the conversion of Series A Preferred Stock held by Victory Oil Company. Also includes 100,000 shares owned by Crail Fund, a partnership that is owned by the shareholders of Victory Oil Company. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- 1998 Private Placement Of Notes".

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

     o The Company has the right to require holders to convert their Series A Preferred into common stock in the following circumstances:

          o The Company had the right to require that one-third of the outstanding Series A Preferred be redeemed or converted at any time after October 26, 1999, provided that the market value of the Company's common stock is at least $2.40 per share, based on a 45-day weighted average trading price. At October 26, 1999 the Company had exceeded the $2.40 per share requirement and subsequently gave notice of redemption of one-third of the outstanding Series A Preferred to the holders of the Series A Preferred. All these shares were converted into common stock.

          o The Company has the right to require that two-thirds of the outstanding Series A Preferred be redeemed or converted at any time after October 26, 2000, provided that the market value of the common stock is at least $3.60 per share.

          o The Company has the right to require all of the outstanding Series A Preferred be redeemed or converted beginning at any time after October 26, 2000, provided that the market value of the common stock is at least $4.80 per share. At October 26, 2000, the Company had exceeded the $4.80 per share weighted trading average requirement. In November 2000, the Company informed the holders of the Series A Preferred Stock that the outstanding shares would be redeemed at 5:00 p.m. on December 8, 2000 if they were not converted into common stock prior to that time.

          o The Company has the right, beginning October 26, 2000, to require that all the outstanding Series A Preferred be redeemed or converted if the Corporation has accumulated retained earnings equal to or greater than $3,750,000.

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

     As a condition to the sale of the Notes, D. Scott Singdahlsen who is President, CEO and a director of the Company, entered into a voting agreement (the "Voting Agreement") with the purchasers of the Notes. Pursuant to the Voting Agreement, Mr. Singdahlsen agreed that he will vote all the shares of common stock of the Company owned by him in favor of the election of two nominees of the investors to serve on the Board of Directors of the Company and for the re-election of those nominees or other nominees at any time that the aggregate percentage ownership of common equity of the Company underlying the Notes or Series A Preferred owned by the investors is 20 percent or more of the outstanding common stock. At the annual meeting of stockholders held on April 16, 1999, all of Mr. Singdahlsen's shares were voted in favor of the two nominees. Mr. Singdahlsen is required to vote for only one nominee at any time after the aggregate percentage ownership of common equity of the Company owned by the investors is less than 20 percent and greater than or equal to 10 percent of the outstanding common stock. The obligation of Mr. Singdahlsen to vote for any nominees of the investors terminates at any time after the percentage ownership of common equity of the Company owned by the investors is less than 10 percent of the outstanding common stock. Mr. Singdahlsen is not required to vote for the designated board members at any time that the holders of the Series A Preferred have the right voting separately as a class to elect those designated board members.

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

May 2000 Private Placement Of units
-----------------------------------

     In May 2000, the Company completed a private placement of $715,000 of units at $32.50 per unit, with each unit consisting of 10 shares of common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share until May 19, 2003. The private placement was made pursuant to exemptions from federal and state registration requirements. A total of 2,000 units for $65,000 were purchased by Whittier Energy Company.

     Except as described above, during the fiscal year ended August 31, 2000, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

         See "ITEM 7. FINANCIAL STATEMENTS".


(a)(3)   Exhibits.
         --------

                                  Exhibit Index

Number         Description
------         -----------

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State on March 27, 1996 (1)

3.2 Certificate Of Amendment to the Certificate Of Incorporation effective as of November 12, 1997 filed with the Delaware Secretary Of State. (2)

3.3            Amended and Restated Bylaws (3)

27.1           Financial Data Schedule
--------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed with the Securities And Exchange Commission ("SEC") on June 18, 1996, File No. 0-20879.

(2) Incorporated by reference from the Registrant's Form 10-KSB/A1 for the year ended August 31, 1997.

(3) Incorporated by reference from Registrant's form 10-KSB for the year ended August 31, 1999.

(b)  Reports On Form 8-K.
     -------------------

     During the fourth quarter of the fiscal year ended August 31, 2000, the Company filed three Current Reports on Form 8-K dated July 6, 2000, July 18, 2000 and August 7, 2000. These events consisted of the dissemination of press releases by the Company and were reported under "ITEM 5. OTHER EVENTS". Subsequent to August 31, 2000 and prior to filing this Annual Report on Form 10-KSB, the Company has filed one Current Report on Form 8-K dated November 28, 2000.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)



                                      INDEX


            Independent Auditor's Report                            F-2

            Balance Sheet
                August 31, 2000                                     F-3

            Statements of Operations
                Years Ended August 31, 1999 and 2000 and
                Cumulative Amounts from Inception to August 31,
                2000                                                F-4

            Statements of Members'/Stockholders' Equity
                Period from Inception (May 31, 1996) to
                December 31, 1996, Eight Months Ended
                August 31, 1997 and Years Ended August 31, 1998,
                1999, and 2000                                      F-5 - F-7

            Statements of Cash Flows
                Years Ended August 31, 1999 and 2000 and
                Cumulative Amounts from Inception to August 31,
                2000                                                F-8 - F-9

            Notes to Financial Statements                           F-10 - F-20

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PYR ENERGY CORPORATION

We have audited the accompanying balance sheet of PYR Energy Corporation (a development stage company) as of August 31, 2000, the related statements of operations, members'/stockholders' equity and cash flows for the two years then ended, and cumulative amounts from inception to August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation as of August 31, 2000, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from inception to August 31, 2000 in conformity with generally accepted accounting principles.



                                                    Wheeler Wasoff, P.C.

Denver, Colorado
November 13, 2000



                                     PYR ENERGY CORPORATION
                                  (A Development Stage Company)
                                          BALANCE SHEET
                                         AUGUST 31, 2000

                                              ASSETS


CURRENT ASSETS
   Cash                                                                          $  8,598,016
   Prepaid expenses                                                                    20,835
                                                                                 ------------
        Total Current Assets

PROPERTY AND EQUIPMENT                                                             11,323,239
                                                                                 ------------

                                                                                 $ 19,942,090
                                                                                 ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $    165,289
   Current portion of capital lease obligation                                            920
                                                                                 ------------
        Total Current Liabilities                                                     166,209
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Notes  4 and 9)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; Authorized 1,000,000 shares
     Series A - Authorized 25,000 shares; Issued and outstanding 14,263 shares             14
     Common stock, $.001 par value; Authorized 50,000,000 shares
      Issued and outstanding 19,069,019 shares                                         19,069
   Capital in excess of par value                                                  22,048,384
   Deficit accumulated during the development stage                                (2,291,586)
                                                                                 ------------

                                                                                   19,775,881
                                                                                 ------------

                                                                                 $ 19,942,090
                                                                                 ============


            The accompanying notes are an integral part of the financial statements







                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS




                                                                                            Cumulative
                                                                                              from
                                                                   Years Ended             Inception to
                                                                    August 31,              August 31,
                                                               1999            2000            2000

REVENUES
   Consulting fees                                         $       --      $       --      $    127,528
   Interest                                                     116,713         165,411         323,865
                                                           ------------    ------------    ------------

                                                                116,713         165,411         451,393
                                                           ------------    ------------    ------------



OPERATING EXPENSES
   General and administrative                                   743,115         929,420       2,491,460
   Dry hole, impairment and abandonments                        306,369         200,000         521,369
   Interest                                                     183,256             211         184,306
   Depreciation and amortization                                 24,380          18,327          66,173
                                                           ------------    ------------    ------------

                                                              1,257,120       1,147,958       3,263,308
                                                           ------------    ------------    ------------
OTHER INCOME
   Gain on sale of oil and gas prospects                           --              --           556,197
                                                           ------------    ------------    ------------

                                                             (1,140,407)       (982,547)     (2,255,718)


INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                                          --              --           (35,868)
                                                           ------------    ------------    ------------

NET (LOSS)                                                   (1,140,407)       (982,547)     (2,291,586)

   Less dividends on preferred stock                            (50,910)       (178,621)       (229,531)
                                                           ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                          $ (1,191,317)   $ (1,161,168)   $ (2,521,117)
                                                           ============    ============    ============

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED (Note 2)                                 $       (.11)   $       (.07)   $       (.27)
                                                           ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (Note 2)                                  10,823,645      16,069,869       9,368,620
                                                           ============    ============    ============


                 The accompanying notes are an integral part of the financial statements





                                   PYR ENERGY CORPORATION
                                (A Development Stage Company)
                         STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                 PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
       EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999 & 2000



                                                                           Preferred Stock
                                                                           ---------------
                                                              Members'
                                                              Equity       Shares    Amount





Inception, May 31, 1996                                    $      --         --       $ --
Initial member contributions - cash                              5,000       --         --
Member contribution- services                                   12,000       --         --
Distributions to members                                       (24,000)      --         --
Net income                                                      18,963       --         --
                                                           -----------     ------     ------
Balance, December 31, 1996                                      11,963       --         --
Member contributions - cash                                     23,000       --         --
Member contribution - services                                  24,000       --         --
Distributions to members                                       (42,000)      --         --
Net income - January 1, 1997 to August 5, 1997                  16,905       --         --
Issuance of common stock to members of PYR Energy,                --
LLC upon merger ($.008 per share)                              (33,868)      --         --
Recapitalization of shares issued by Mar prior to merger          --         --         --
Sales of common stock pursuant to private placement at            --
$.25 per share                                                    --         --         --
Sale of common stock pursuant to private placement at             --
$.75 per share                                                    --         --         --
Costs of private placements offerings                             --         --         --
Net (loss) August 6, 1997 to August 31, 1997                      --         --         --
                                                           -----------     ------     ------
Balance, August 31, 1997                                          --         --         --
Net (loss)                                                        --         --         --
                                                           -----------     ------     ------
Balance, August 31, 1998                                          --         --         --


          The accompanying notes are an integral part of the financial statements




                                               PYR ENERGY CORPORATION
                                            (A Development Stage Company)
                                      STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                             PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                   EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999 & 2000


                                                                                                        Deficit
                                                                   Common Stock                       Accumulated
                                                                 ----------------       Capital in     During the
                                                                                        Excess of     Developmental
                                                              Shares          Amount    Par Value         Stage

Inception, May 31, 1996                                           --     $      --     $      --      $      --
Initial member contributions - cash                               --            --            --             --
Member contribution- services                                     --            --            --             --
Distributions to members                                          --            --            --             --
Net income                                                        --            --            --             --
                                                           -----------   -----------   -----------    -----------
Balance, December 31, 1996                                        --            --            --             --
Member contributions - cash                                       --            --            --             --
Member contribution - services                                    --            --            --             --
Distributions to members                                          --            --            --             --
Net income - January 1, 1997 to August 5, 1997                    --            --            --             --
Issuance of common stock to members of PYR Energy,                              --            --             --
LLC upon merger ($.008 per share)                            4,000,000         4,000        29,868           --
Recapitalization of shares issued by Mar prior to merger     1,059,804         1,060          (724)          --
Sales of common stock pursuant to private placement at                                                       --
$.25 per share                                               2,095,000         2,095       521,655           --
Sale of common stock pursuant to private placement at                                                        --
$.75 per share                                               2,000,000         2,000     1,498,000           --
Costs of private placements offerings                             --            --        (280,711)          --
Net (loss) August 6, 1997 to August 31, 1997                      --            --            --          (57,825)
                                                           -----------   -----------   -----------    -----------
Balance, August 31, 1997                                     9,154,804         9,155     1,768,088        (57,825)
Net (loss)                                                        --            --            --         (110,807)
                                                           -----------   -----------   -----------    -----------
Balance, August 31, 1998                                     9,154,804   $     9,155   $ 1,768,088    $  (168,632)


                       The accompanying notes are an integral part of the financial statements

                                                     F - 5(Cont'd)





                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                         STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                       PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
             EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000


                                                                                   Preferred Stock
                                                                                   ---------------
                                                                Members'
                                                                Equity           Shares       Amount



Balance Forward                                            $       --              --      $       --
Issuance of preferred stock for convertible notes                  --            25,000              25
Unamortized convertible note financing costs                       --              --              --
Issuance of common stock for interest on convertible
  debt, at $2.19 per share                                         --              --              --
Issuance of common stock warrants for financing costs              --              --              --
Conversion of preferred stock to common stock
  at $.60 per share                                                --            (2,021)             (2)
Sale of common stock pursuant to private placement for
  cash of $1.60 per share                                          --              --              --
Costs of private placement                                         --              --              --
Exercise of private placement warrants for cash of $2.50
  per share                                                        --              --              --
Issuance of common stock for property, valued at $.75
  per share                                                        --              --              --
Issuance of common stock for property, valued at $2.00
  per share                                                        --              --              --
Preferred dividends paid                                           --              --              --
Net (loss)                                                         --              --              --
                                                                           ------------    ------------
Balance August 31, 1999                                    $       --            22,979    $         23


                The accompanying notes are an integral part of the financial statements





                                                 PYR ENERGY CORPORATION
                                              (A Development Stage Company)
                                 STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                               PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                    EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000


                                                                                                              Deficit
                                                                    Common Stock                            Accumulated
                                                                  ----------------           Capital in     During the
                                                                                             Excess of     Developmental
                                                                Shares        Amount         Par Value         Stage


Balance Forward                                               9,154,804    $      9,155    $  1,768,088    $   (168,632)
Issuance of preferred stock for convertible notes                  --              --         2,499,976            --
Unamortized convertible note financing costs                       --              --           (73,319)           --
Issuance of common stock for interest on convertible
  debt, at $2.19 per share                                       53,326              53         116,769            --
Issuance of common stock warrants for financing costs              --              --            56,833            --
Conversion of preferred stock to common stock
  at $.60 per share                                            (336,833)            337            (335)           --
Sale of common stock pursuant to private placement for
  cash of $1.60 per share                                     4,375,000           4,375       6,995,625            --
Costs of private placement                                         --              --           (83,155)           --
Exercise of private placement warrants for cash of $2.50
  per share                                                       3,125               3           7,809            --
Issuance of common stock for property, valued at $.75
  per share                                                     266,666             267         199,733            --
Issuance of common stock for property, valued at $2.00
  per share                                                     218,866             219         437,513            --
Preferred dividends paid                                        (50,910)           --              --              --
Net (loss)                                                         --              --              --        (1,140,407)
                                                           ------------    ------------    ------------    ------------
Balance August 31, 1999                                      14,408,620    $     14,409    $ 11,874,627    $ (1,309,039)


                         The accompanying notes are an integral part of the financial statements

                                                          F - 6(Cont'd)



                                     PYR ENERGY CORPORATION
                                  (A Development Stage Company)
                     STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
         EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000


                                                                            Preferred Stock
                                                                            ---------------
                                                           Members'
                                                           Equity        Shares        Amount



Balance Forward                                           $  --           22,979    $         23
Issuance of common stock for services
   (valued at $4.00 per share)                               --             --              --
Conversion of preferred stock to common stock
   at $.60 per share                                         --           (8,716)             (9)
Exercise of warrants for cash of $.75 per share                             --              --
Exercise of private placement warrants for
   cash of $2.50 per share                                   --             --              --
Issuance of common stock for payment of
   preferred dividends (valued at $4.30 per share)           --             --              --
Issuance of common stock for payment of
   preferred dividends (valued at $5.24 per share)           --             --              --
Sale of common stock pursuant to private placement
   for cash of $3.25 per share                               --             --              --
Costs of private placement                                   --             --              --
Exercise of common stock options                                            --              --
Retirement of common stock received for option exercise                     --              --
Sale of common stock pursuant to private placement
   for cash of $3.50 per share                               --             --              --
Issuance of common stock warrants for offering costs         --             --              --
Costs of private placement                                   --             --              --
Net (loss)                                                   --             --              --
                                                          -------   ------------    ------------

Balance August 31, 2000                                   $  --           14,263    $         14
                                                          =======   ============    ============


             The accompanying notes are an integral part of the financial statements




                                                 PYR ENERGY CORPORATION
                                              (A Development Stage Company)
                                 STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                               PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                     EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000




                                                                                                              Deficit
                                                                    Common Stock                            Accumulated
                                                                  ----------------          Capital in       During the
                                                                                            Excess of       Developmental
                                                              Shares           Amount       Par Value          Stage

Balance Forward                                             14,408,620    $     14,409    $ 11,874,627    $ (1,309,039)
Issuance of common stock for services
   (valued at $4.00 per share)                                   5,000               5          19,995            --
Conversion of preferred stock to common stock
   at $.60 per share                                         1,452,597           1,452          (1,443)           --
Exercise of warrants for cash of $.75 per share                 58,333              58          43,692            --
Exercise of private placement warrants for
   cash of $2.50 per share                                     160,938             161         402,184            --
Issuance of common stock for payment of
   preferred dividends (valued at $4.30 per share)              24,914              25             (25)           --
Issuance of common stock for payment of
   preferred dividends (valued at $5.24 per share)              13,617              14             (14)           --
Sale of common stock pursuant to private placement
   for cash of $3.25 per share                                 220,000             220         714,780            --
Costs of private placement                                        --              --           (11,857)           --
Exercise of common stock options                                27,500              28          26,285            --
Retirement of common stock received for option exercise         (2,500)             (3)        (10,310)           --
Sale of common stock pursuant to private placement
   for cash of $3.50 per share                               2,700,000           2,700       9,447,300            --
Issuance of common stock warrants for offering costs              --              --           110,606            --
Costs of private placement                                        --              --          (567,436)           --
Net (loss)                                                        --              --              --          (982,547)
                                                          ------------    ------------    ------------    ------------

Balance August 31, 2000                                     19,069,019    $     19,069    $ 22,048,384    $ (2,291,586)
                                                          ============    ============    ============    ============


                         The accompanying notes are an integral part of the financial statements

                                                          F - 7 (Cont'd)





                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS


                                                                Years Ended             Cumulative
                                                                 August 31             Amounts from
                                                                                        Inception
                                                           1999            2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                            $ (1,140,407)   $   (982,547)   $ (2,255,718)
Adjustments to reconcile net (loss) to
 net cash provided by operating activities
   Depreciation and amortization                            24,380          18,327          66,174
   Contributed services                                       --              --            36,000
   Gain on sale of oil and gas prospects                      --              --          (556,197)
   Dry hole, impairment and abandonments                   306,369         200,000         521,369
   Common stock issued for interest on debt                116,822            --           116,822
   Common stock issued for services                           --            20,000          20,000
   Amortization of financing costs                          26,939            --            26,939
   Amortization of marketable securities                   (20,263)           --           (20,263)
 Changes in assets and liabilities
   Decrease (increase) in accounts receivable               (3,082)          2,516            (566)
  (Increase) in prepaids                                    (3,451)         (6,644)        (25,386)
  (Decrease) increase in accounts payable                  135,450        (105,802)         59,603
   Other                                                    10,000            --             6,249
                                                      ------------    ------------    ------------
Net cash (used) by operating activities                   (547,243)       (854,150)     (2,004,974)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                   (13,067)         (4,200)        (90,155)
   Cash paid for undeveloped oil and gas properties     (3,522,969)     (5,929,267)    (11,157,027)
   Proceeds from sale of oil and gas properties               --              --         1,050,078
   Cash paid for marketable securities                  (5,090,799)           --        (5,090,799)
   Proceed from sale of marketable securities                 --         5,111,062       5,111,062
   Cash paid for reimbursable property costs              (410,000)           --          (410,000)
                                                      ------------    ------------    ------------
Net cash (used) in investing activities                 (9,036,835)       (822,405)    (10,586,841)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                              --              --            28,000
   Distributions to members                                   --              --           (66,000)
   Cash from short-term borrowings                            --              --           285,000
   Repayment of short-term borrowings                         --              --          (285,000)
   Proceeds from sale of common stock                    7,000,000      10,165,000      19,188,750
   Proceeds from sale of convertible debt                2,500,001            --         2,500,001
   Proceeds from exercise of warrants                        7,812         446,095         453,907
   Proceeds from exercise of options                          --            16,000          16,000
   Cash paid for offering costs                           (126,580)       (468,687)       (875,978)
   Cash received upon recapitalization and merger             --              --               336
   Payments on capital lease                                (1,440)         (1,742)         (4,275)
   Preferred dividends paid                                (50,910)           --           (50,910)
                                                      ------------    ------------    ------------
Net cash (used) provided by financing activities         9,328,883      10,156,666      21,189,831
                                                      ------------    ------------    ------------


NET (DECREASE) INCREASE IN CASH                           (255,195)      8,480,111       8,598,016
CASH, BEGINNING OF PERIODS                                 373,100         117,905            --
                                                      ------------    ------------    ------------
CASH, END OF PERIODS                                  $    117,905    $  8,598,016    $  8,598,016
                                                      ============    ============    ============


               The accompanying notes are an integral part of the financial statements


                                                 F-8

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED AUGUST 31, 1999 AND 2000
                  AND PERIOD FROM INCEPTION TO AUGUST 31, 2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended August 31, 1999 and 2000, the Company paid cash for interest of $371 and $211, respectively, on a capital lease.

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

     During the year ended August 31, 1999, the Company issued common stock, valued at $637,732, as partial consideration for oil and gas properties; issued common stock, valued at $116,822 for interest on convertible debt; and issued warrants, valued at $56,833, as partial consideration for commission on the sale of convertible debt.

     During the year ended August 31, 2000 the Company issued common stock, valued at $20,000, for services; issued warrants, valued at $110,606, as partial consideration for commission on a private placement sale of common stock; and issued 38,531 shares of common stock for dividends on preferred stock.

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

                           Cash                 $  336
                           Assets                1,605
                           Liabilities          (1,605)
                                                ------
                                                $  336
                                                ======

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

     The Company is an exploration stage oil and gas company and as of August 31, 2000, has not earned any production revenue nor recognized reserves on any of its properties. The Company's efforts, since August 1997, have consisted of financing activities and the acquisition of unproven properties and related seismic data. The Company has entered into participation and farm-in agreements with industry partners on certain of its properties pursuant to which these partners have acquired, for cash, interests in the Company's properties. During the year ended August 31, 1998, drilling of two test wells was commenced, with one well being plugged and abandoned and the other suffering a blowout. During the years ended August 31, 1999 and 2000 the Company continued its acquisition of unproven properties and related seismic data with industry partners, and is participating in exploration of the properties, including the drilling of exploratory wells.

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

     At August 31, 1999 and 2000 the Company has determined that an impairment loss of $285,229 and $200,000, respectively, on unproved oil and gas properties be recognized.

     MARKETABLE SECURITIES

     All investments are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

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

     At August 31, 2000, the Company had a net operating loss carryforward of approximately $6,300,000 that may be offset against future taxable income through 2020.

     The Company has fully reserved the $1,350,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $975,000 is attributable to 2000.

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

     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable; except for the Company's liabilities related to the blowout of November 23, 1998. The Company has advanced what management believes to be the total remaining costs to claimants. (See Note 3) In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

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

     NEW TECHNICAL PRONOUNCEMENTS

     In June 1999 SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2000 consists of the following:


Furniture and equipment                                           $    90,155
Asset under capital lease                                               5,195
                                                                  -----------

                                                                       95,350

Less accumulated depreciation and amortization                        (65,700)
                                                                  -----------

                                                                       29,650
                                                                  -----------

Undeveloped oil and gas prospects                                  11,778,818
Less impairment                                                      (485,229)
                                                                  -----------

                                                                   11,293,589
                                                                  -----------

                                                                  $11,323,239
                                                                  ===========

     Information relating to the Company's costs incurred in its oil and gas operations during the year ended August 31, 2000 is summarized as follows:

     Property acquisition - unproved properties                   $ 1,318,813
     Exploration costs                                              4,037,591
     Yard inventory                                                   572,863
                                                                  -----------

                                                                  $ 5,929,267
                                                                  ===========

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells.

     The Company reviews and determines the cost basis of drilling prospects on a drilling location basis. During the year ended August 31, 1999 the Company abandoned properties with a carrying cost of $21,140 and, in addition, recorded an impairment loss on undeveloped oil and gas properties in the amount of $285,229 and $200,000 for the years ended August 31, 1999 and 2000, respectively.

     Depreciation expense for the years ended August 31, 1999 and 2000 was $24,111 and $18,327, respectively.

     On November 23, 1998, the Company's test well being drilled on its East Lost Hills prospect suffered a blowout. A majority of the costs associated with the blowout have been covered by insurance policies in effect when the blowout occurred. A portion of the claims has not yet been received from one of the insurance policies. The participants in the project, including the Company, have filed a claim against the insurance carrier for the reimbursement of these costs. The Company has paid $430,500 for its proportionate share of the claims. The advanced costs at August 31, 2000 are included in oil and gas property costs. All recoveries, if any, will be credited to oil and gas property costs.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 4 - CAPITAL LEASE OBLIGATION

     Capitalized lease obligation at August 31, 2000 consists of a lease for office equipment, repayable in monthly installments of $150 with interest at 10.5%.

     Future minimum payments on capitalized leases are as follows:


Year ending August 31, 2001                                        $     937
Less amount representing interest                                         17
                                                                   ---------

Present value of net minimum lease payments, current maturity      $     920
                                                                   =========


NOTE 5 - CONVERTIBLE NOTES PAYABLE

     In November 1998 the Company completed the sale of $2,500,000, 10% convertible notes, due October 1999. The notes were convertible into an aggregate 25,000 shares of a newly designated Series A Preferred Stock of the Company. The Company obtained shareholder approval for authorization of the Series A Preferred Stock and, in April 1999, all notes were converted to Series A Preferred Stock. Accrued interest due as of the date of conversion of $116,822 was paid by the issuance of 53,326 shares of common stock, valued at $2.19 per share. In conjunction with the sale of $1,500,000 of the notes, the Company paid a finder's fee consisting of $45,000 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $.75 per share for a period of five years. The warrants were valued at $56,833.

NOTE 6 - STOCKHOLDERS' EQUITY

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

     In April 1999 the holders of convertible notes (Note 5) converted the notes to 25,000 shares of Series A Preferred Stock. As of August 31, 2000, 10,737 shares of Series A Preferred Stock were converted to 1,789,430 shares of common stock at a conversion price of $.60 per share.

     At August 31, 2000 accrued, undeclared dividends on Series A Preferred Stock was $23,789.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     COMMON STOCK

     Effective August 6, 1997 Mar completed a merger with PYR LLC (Note 1). In conjunction with the merger, the members of PYR LLC received 4,000,000 shares of common stock of Mar. These shares were recorded at the net members' equity of PYR LLC as of that date of $33,868. The 1,059,804 Mar shares outstanding as of the date of merger were recapitalized to the net assets of Mar of $336. For financial statement reporting purposes, this transaction was treated as a reverse acquisition whereby PYR LLC was considered the surviving and reporting entity. For legal purposes, however, Mar remained as the surviving entity; therefore, the capital structure of the Company was accordingly restated.


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

     In May 1999 the Company completed the sale of 437,500 units of common stock and warrants pursuant to a private placement at a price of $16 per unit. Each unit consisted of 10 shares of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share for a period of five years. The Company may repurchase the warrants for $.001 per warrant at any time after the weighted average trading price of the Company's common stock has been at least $6.00 per share for a 45-day period. Proceeds from the offering were $7,000,000, before costs of the offering of $83,155. As of August 31, 2000 warrant holders had exercised 164,063 warrants.

     During the year ended August 31, 1999 the Company issued shares of common stock, valued at non-discounted trading market price as of the date of the transaction, in conjunction with the assignment to the Company of certain undeveloped oil and gas prospects located in California as follows:

     o 266,666 shares, valued at $.75 per share, as full consideration for property received.

     o 218,866 shares, valued at $2.00 per share, as partial consideration for property received.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)


     In May 2000 the Company completed the sale of 22,000 units of common stock and warrants pursuant to a private placement at a price of $32.50 per unit. Each unit consisted of 10 shares of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25 per share for a period of three years. The Company may repurchase the warrants for $.001 per warrant at any time after the weighted average trading price of the Company's common stock has been at least $7.50 per share for a 30 day period. Proceeds from the offering were $715,000, before costs of the offering of $11,857. As of August 31, 2000 warrant holders had not exercised any warrants.

     In August 2000 the Company completed the sale of 540,000 units of common stock and warrants pursuant to a private placement at a price of $17.50 per unit. Each unit consisted of 5 shares of common stock and one warrant to purchase one share of common stock at an exercise price of $4.80 per share for a period of three years. The Company may repurchase the warrants for $.001 per warrant at any time after the weighted average trading price of the Company's common stock has been at least $10.00 per share for a 30 day period. Proceeds from the offering were $9,450,000, before costs of the offering of $567,436 which included warrants valued at $110,606. As of August 31, 2000 warrant holders had not exercised any warrants.

     During the year ended August 31, 2000 the Company issued 5,000 shares of common stock for services, valued at the non-discounted trading market price as of the date of the transaction of $20,000 ($4.00 per share).

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

     In 2000, the Company issued warrants to purchase 70,875 shares of common stock at an exercise price of $5.50 per share through July 31, 2003 as partial consideration for a commission in conjunction with the private placement of common stock. The warrants are valued at $110,606, using the Black-Scholes option pricing model. In May 2000, in conjunction with the sale of units of common stock and warrants as described above, the Company issued warrants to purchase 22,000 shares of common stock at an exercise price of $4.25 through May 19, 2003. In August 2000, in conjunction with the sale of units and common stock, the Company issued warrants to purchase 540,000 shares of common stock at an exercise price of $4.80 through July 31, 2003.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         At August 31, 2000 the status of outstanding warrants is as follows:


     Issue             Shares             Exercise            Expiration
      Date           Exercisable           Price                 Date

October 26, 1998       116,667             $ .75             October 26, 2003
May 14, 1999           273,437             $2.50             May 14, 2004
May 19, 2000            22,000             $4.25             May 19, 2003
July 31, 2000          540,000             $4.80             July 31, 2003
August 1, 2000          70,875             $5.50             July 31, 2003


     At August 31, 2000 the per share weighted average exercise price of outstanding warrants was $3.76 per share.

     Under two stock option plans, options to purchase common stock may be granted until 2010. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grants. Generally, options vest 1/3 each year for a period of three years from grant date and can have a maximum term of up to 10 years. Options are issued to key employees and other persons who contribute to the success of the Company. The Company has reserved 1,500,000 shares of common stock for these plans. At August 31, 1999 and 2000, options to purchase 179,000 and 300,000 shares, respectively, were available to be granted pursuant to the stock option plans.

     The status of outstanding options granted pursuant to the plans are as follows:


                                       Number     Weighted Avg.    Weighted Avg.
                                     of Shares   Exercise Price     Fair Value

Options Outstanding- July 1, 1997       171,000      $1.50             $ -
(None exercisable)
Expired                                 (60,000)
Granted                                 135,000      $1.40             $ .31
                                        -------



Options Outstanding- August 31, 1998    246,000      $1.46             $ .26
(37,000 exercisable)
Expired                                 (10,000)
Granted                                 585,000      $1.10             $ .92
                                        -------



Options Outstanding- August 31, 1999    821,000      $1.20             $ .74
(149,000 exercisable)
Granted                                 379,000      $3.06             $2.37
Exercised                               (27,500)
                                        -------



Options Outstanding- August 31, 2000
(447,500 exercisable)                 1,172,500      $2.12             $1.26
                                      =========

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 - STOCK OPTION PLAN

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 2000 would have been increased to the pro forma amounts indicated below:


Net (loss) applicable to common stockholders - as reported       $ (1,161,168)
                                                                 ============
Net (loss) applicable to common stockholders - pro forma         $ (1,483,622)
                                                                 ============
(Loss) per share - as reported                                   $       (.07)
                                                                 ============
(Loss) per share - pro forma                                     $       (.09)
                                                                 ============


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 71% to 81%; discount rate of 5.50%; and expected lives of 2 to 5 years.

     At August 31, 2000 the number of options exercisable was 447,500, the weighted average exercise price of these options was $1.73, the weighted average contractual life of the options was 4 years and the exercise price was $.69 to $4.13 per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:


     Year ending August 31, 2001                                $ 37,036


     Rent expense was $40,816 and $41,036 for the years ended August 31, 1999 and 2000, respectively.

     In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $1,298,000 in delay rentals and other costs during fiscal year ended August 31, 2001 to maintain the right to explore these prospects.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 9 - FINANCIAL INSTRUMENTS (CONTINUED)

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated cash is remote.

NOTE 10 - SEGMENT REPORTING

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company has one reportable segment, oil and gas producing activities. The Company has concentrated its oil and gas acquisition and exploration activities in the western United States, primarily in California and the Rocky Mountain region. All significant activities in this segment have been with industry partners.

     The Company has not earned any revenue from its oil and gas activities nor recorded proved reserves at August 31, 2000.


NOTE 11 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NOTE 12 - RECLASSIFICATIONS

     The accompanying financial statements for the year ended August 31, 1999 have been reclassified to reflect the reclassification of preferred dividends paid in 1999 as a charge to capital in excess of par value instead of a charge to accumulated deficit.

NOTE 13 - SUBSEQUENT EVENT

     In November 2000 the Company entered into an agreement with a privately held non-related entity to purchase an additional 1.544% interest in the East Lost Hills project. At August 31, 2000 the Company has a 10.575% interest in East Lost Hills.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PYR ENERGY CORPORATION


Date: November 29, 2000                 By:  /s/  D. Scott Singdahlsen
                                           -------------------------
                                                  D. Scott Singdahlsen, Chief
                                                  Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signatures                Title                       Date
              ----------                -----                       ----


By:  /s/  D. Scott Singdahlsen     Chief Executive Officer,    November 29, 2000
   -----------------------------   President and Chairman Of
          D. Scott Singdahlsen     The Board


By:  /s/  Keith F. Carney          Director                    November 29, 2000
   -----------------------------
          Keith F. Carney


By:  /s/  S. L. Hutchison          Director                    November 29, 2000
  ------------------------------
          S. L. Hutchison


By:  /s/  Bryce W. Rhodes          Director                    November 29, 2000
  ------------------------------
          Bryce W. Rhodes


By:  /s/  Andrew P. Calerich       Vice-President,             November 29, 2000
  ------------------------------   Chief Financial
          Andrew P. Calerich       Officer and Secretary