Form 10QSB
period 2000-11-30
PYR ENERGY CORP
filed 2001-01-16
CIK 1016289

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------


                           Commission File No. 0-20879


                             PYR ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                Delaware                                    95-4580642
     ------------------------------                     -------------------
       (State or jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                     Identification No.)


      1675 Broadway, Suite 1150, Denver, CO                        80202
     ----------------------------------------                    ----------
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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 16, 2001 is as follows:

            $.001 Par Value Common Stock                22,091,857
                                                        ----------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.............................................  3

                  Balance Sheet - August 31, 2000 and November 30, 2000............  3

                  Statement of Operations - Three Months Ended
                  November 30, 1999 and November 30, 2000 and
                  Inception Through November 30, 2000..............................  4

                  Statement of Cash Flows - Three Months Ended November 30, 1999
                  and November 30, 2000 and Cumulative Amounts From Inception
                  Through November 30, 2000........................................  5

                  Notes to Financial Statements....................................  6

                  Summary of Significant Accounting Policies.......................  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation........  7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................ 10

         Item 2.  Changes in Securities; Recent Sales of Unregistered Securities... 10

         Item 3.  Defaults Upon Senior Securities.................................. 10

         Item 4.  Submission of Matters to a Vote of Security Holders.............. 10

         Item 5.  Other Information................................................ 10

         Item 6.  Exhibits and Reports on Form 8-K................................. 11

         Signatures................................................................ 11


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             PYR ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                              ASSETS
                                                                  08/31/00                11/30/00
                                                                                         (UNAUDITED)
CURRENT ASSETS
  Cash                                                          $  8,598,016             $  4,618,899
  Other Receivables                                                     --                     40,562
  Prepaid Expenses                                                    20,835                   38,806
                                                                ------------             ------------
  Total Current Assets                                             8,618,851                4,698,267
                                                                ------------             ------------
PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                        29,650                   24,572
  Undeveloped oil and gas prospects                               11,293,589               15,640,362
                                                                ------------             ------------
                                                                  11,323,239               15,664,934
                                                                ------------             ------------
                                                                $ 19,942,090             $ 20,363,201
                                                                ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $    165,289             $     65,747
  Current portion of capital lease obligation                            920                     --
                                                                ------------             ------------
    Total Current Liabilities                                        166,209                   65,747
                                                                ------------             ------------
    Total Liabilities                                                166,209                   65,747
                                                                ------------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value; Authorized
        1,000,000 shares Series A - Issued and
        outstanding - 14,263 shares at 8/31/00-$100
        face value, 10% coupon                                            14                     --
  Common stock, $.001 par value
        Authorized 50,000,000 shares
        Issued and outstanding - 19,069,019 shares
        at 8/31/00 and 21,689,053 shares at 11/30/00                  19,069                   21,689
  Capital in excess of par value                                  22,048,384               22,714,569
  Deficit accumulated during development stage                    (2,291,586)              (2,438,804)
                                                                ------------             ------------
                                                                  19,775,881               20,297,454
                                                                ------------             ------------
                                                                $ 19,942,090             $ 20,363,201
                                                                ============             ============

                             PYR ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three                   Three
                                                        Months                  Months                Inception
                                                        Ended                   Ended                   Through
                                                       11/30/99                11/30/00                11/30/00
REVENUES
   Consulting fees                                  $       --               $       --               $    127,528
   Interest                                               56,842                  111,128                  434,993
                                                    ------------             ------------             ------------
                                                          56,842                  111,128                  562,521
                                                    ------------             ------------             ------------
OPERATING EXPENSES
   General and administrative                            217,845                  254,248                2,745,708
   Dry hole, impairment and abandonments                    --                       --                    521,369
   Interest                                                   66                     --                    184,306
   Depreciation and amortization                           4,558                    4,098                   70,271
                                                    ------------             ------------             ------------
                                                         222,469                  258,346                3,521,654
                                                    ------------             ------------             ------------
OTHER INCOME
   Gain on sale of oil and gas prospects                    --                       --                    556,197
                                                    ------------             ------------             ------------
                                                        (165,627)                (147,218)              (2,402,936)
INCOME APPLICABLE TO
PREDECESSOR LLC (NOTE 1)                                    --                       --                    (35,868)
                                                    ------------             ------------             ------------
NET (LOSS)                                              (165,627)                (147,218)              (2,438,804)
   Less dividends on preferred stock                        --                       --                   (229,531)
                                                    ------------             ------------             ------------
NET (LOSS)COMMON STOCKHOLDERS                       $   (165,627)            $   (147,218)            $ (2,668,335)
                                                    ============             ============             ============
NET (LOSS) PER
COMMON SHARE - BASIC AND DILUTED                    $      (.011)            $      (.007)            $      (.237)
                                                    ============             ============             ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             14,536,370               19,532,027               10,302,421
                                                    ============             ============             ============


                             PYR ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Cumulative
                                                                                                     Amounts from
                                                                    Three Months Ended                Inception
                                                                 11/30/99           11/30/00       Through 11/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $   (165,627)      $   (147,218)      $ (2,402,936)
Adjustments to reconcile net (loss) to
 net cash provided by operating activities
   Depreciation and amortization                                     4,558              4,098             70,272
   Contributed services                                               --                 --               36,000
   Gain on sale of oil and gas prospects                              --                 --             (556,197)
   Dry hole, impairment and abandonments                              --                 --              521,369
   Common stock issued for interest on debt                           --                 --              116,822
   Common stock issued for consulting fees                          20,000               --               20,000
   Amortization of financing costs                                    --                 --               26,939
   Amortization of marketable securities                              --                 --              (20,263)
 Changes in assets and liabilities
   Decrease (increase) in accounts and other receivables           (55,196)           (39,996)           (40,562)
   (Increase) in prepaids                                          (14,100)           (18,537)           (43,923)
   (Decrease) increase in accounts payable                        (122,211)           (99,542)           (39,939)
   Other                                                              --                  980              7,229
                                                              ------------       ------------       ------------
Net cash (used) by operating activities                           (332,576)          (300,215)        (2,305,189)
                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                              --                 --              (90,155)
   Cash paid for undeveloped oil and gas properties             (1,557,898)        (4,346,773)       (15,503,800)
   Proceeds from sale of oil and gas properties                       --                 --            1,050,078
   Cash paid for marketable securities                                --                 --           (5,090,799)
   Proceeds received from marketable securities                  1,916,552               --            5,111,062
   Cash paid for reimbursable property costs                       (20,500)              --             (410,000)
                                                              ------------       ------------       ------------
Net cash (used) in investing activities                            338,154         (4,346,773)       (14,933,614)
                                                              ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                      --                 --               28,000
   Distributions to members                                           --                 --              (66,000)
   Cash from short-term borrowings                                    --                 --              285,000
   Repayment of short-term borrowings                                 --                 --             (285,000)
   Proceeds from sale of common stock                                 --                 --           19,188,750
   Proceeds from sale of convertible debt                             --                 --            2,500,001
   Proceeds from exercise of warrants                                 --              666,385          1,120,292
   Proceeds from exercise of options                                  --                2,406             18,406
   Cash paid for offering costs                                       --                 --             (875,978)
   Cash received upon recapitalization and merger                     --                 --                  336
   Payments on capital lease                                          (385)              (920)            (5,195)
   Preferred dividends paid                                           --                 --              (50,910)
                                                              ------------       ------------       ------------
Net cash (used) provided by financing activities                      (385)           667,871         21,857,702
                                                              ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH                                      5,193         (3,979,117)         4,618,899
CASH, BEGINNING OF PERIODS                                         117,905          8,598,016               --
                                                              ------------       ------------       ------------
CASH, END OF PERIODS                                          $    123,098       $  4,618,899       $  4,618,899
                                                              ============       ============       ============


                             PYR ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended August 31, 2000.

     PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar had been a public company which had no significant operations as of July 31, 1997. On August 6, 1997, Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado limited liability company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, had been engaged in the acquisition of undeveloped oil and gas interests for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997, PYR LLC had acquired only non-producing leases and acreage and no exploration had been commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the surviving legal entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.


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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 2000, there were no cash equivalents.

     MARKETABLE SECURITIES - At August 31, 1999, we held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity consisted of securities with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. These securities, which consisted of U.S. Government backed discount notes, are stated at amortized cost. At November 30, 2000, all marketable securities previously held by the Company had matured.

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

     We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 2000, we recorded an impairment loss of approximately $200,000. No impairment losses have been recorded during the three months ended November 30, 2000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are an independent oil and gas exploration company with a strategic focus on exploring for and developing significant oil and gas reserves in deep, structurally complex formations. To date, the primary focus of our activity has been in the San Joaquin Basin of California. We are involved in a number of high potential exploration projects in this area, the most notable being our East Lost Hills project. We initiated this project in 1997 and brought in industry partners in 1998. We also are active in the Rocky Mountain region, where we continue to acquire acreage positions in exploration areas we have identified as having significant oil and gas production and reserve potential.

     Our activities have been focused on prospect generation, the acquisition of acreage, geological and geophysical work, securing partners and drilling exploration wells. To date, we have not had oil and gas production or operating revenues. In February 2001, we anticipate the start of production from our first well at East Lost Hills.

     Our future financial results continue to depend primarily on (1) our ability to discover commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to generate potential projects; and
(4) our ability to fully implement our exploration and development program. There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

     During the three months ended November 30, 2000, we paid approximately $4,346,000 for the cost of acquiring an additional 1.5443% working interest at East Lost Hills, drilling and completion costs, transportation pipeline costs, production facilities costs, delay rentals, and other related direct costs with respect to our exploration and development projects.

     During the three months ended November 30, 1999, we paid approximately $1,558,000 for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs with respect to our identified exploration and exploitation projects.

     We have not recorded any revenues from oil and gas production.

     We currently anticipate that we will participate in the drilling of up to six exploration/development wells during the next 12 months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to sell additional prospects for cash, the level of industry participation in our exploration projects, the continuing results at East Lost Hills and the deep Temblor exploration program, we anticipate spending from approximately $8 million up to approximately $24 million for capital expenditures relating to exploration and development of our projects during calendar 2001. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance additional funding will be available.

     At November 30, 2000, we had a working capital amount of approximately $4,633,000. We had no outstanding long-term debt at November 30, 2000 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. Nevertheless, there can be no assurance that we will ever have oil and gas production.

     The following provides a summary update at our East Lost Hills project in the San Joaquin Basin of California.

     On August 26, 1999, we and other working interest owners began drilling the Berkley ELH #1 well, approximately two miles northwest of the #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. Production testing began on May 28, 2000, and on July 6, 2000, based on the results of the production testing and other analysis, we announced a natural gas discovery at the East Lost Hills field. Currently, construction of production facilities and a connection pipeline are in the final stages of completion. We believe that commercial production of natural gas and liquid hydrocarbons from this well will begin in February 2001.

     On July 11, 2000, the participants commenced drilling the Berkley ELH #2 well. This well is located approximately 1.5 miles northwest of the Berkley ELH #1 and has been drilled and cased to a measured depth of 18,011 feet. We currently are in the process of completing the well for testing as a potential natural gas producer.

     On June 19, 2000, the participants at East Lost Hills commenced drilling the Berkley ELH #3 well. Currently, intermediate casing is being installed at a depth of approximately 18,900 feet with the intent of drilling deeper.

     On November 26, 2000, the participants commenced drilling the Berkley ELH #4 well. This well is projected to drill to a total depth of 20,000 feet. We have set intermediate casing to 10,000 feet and are currently drilling below 12,400 feet.

     The participants may drill up to six additional wells in this prospect during calendar year 2001, although there is no assurance this will occur.


RESULTS OF OPERATIONS

     THE QUARTER ENDED NOVEMBER 30, 2000 COMPARED WITH THE QUARTER ENDED NOVEMBER 30, 1999.

     Operations during the quarter ended November 30, 2000 resulted in a net loss of $147,218 compared to a net loss of $165,627 for the quarter ended November 30, 1999.

     OIL AND GAS REVENUES AND EXPENSES. We have not owned any producing or proved oil and gas properties. Accordingly, no oil and gas revenues or expenses have been recorded.

     INTEREST INCOME. We recorded $111,128 and $56,842 in interest income for the quarters ended November 30, 2000 and November 30, 1999, respectively. The increase in interest income results from an increase in cash on hand from a private placement completed in August 2000.

     DEPRECIATION, DEPLETION AND AMORTIZATION. We recorded no depletion expense from oil and gas properties for the quarters ended November 30, 2000 and November 30, 1999. We do not own any proved reserves and have had no oil or gas production. We recorded $4,098 and $4,558 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 2000 and November 30, 1999, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. We incurred $254,248 and $217,845 in general and administrative expenses during the quarters ended November 30, 2000 and November 30, 1999, respectively. The increase results primarily from increases in investor and stockholder relations.

     INTEREST EXPENSE. We recorded no interest expense in the quarter ended November 30, 2000 and nominal interest expense for the quarter ended November 30, 1999.

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities; Recent Sales Of Unregistered Securities


     On October 26, 2000, we met specific requirements to enable us to seek to repurchase of all of the remaining outstanding Series A Convertible Preferred Stock. Rather than allow their shares to be repurchased at $0.60 per underlying common share, the fifty-two holders of the preferred stock converted all of the remaining outstanding Series A Convertible Preferred Stock into common stock. This resulted in cashless transactions in November 2000 whereby 14,263.41 shares of Series A Preferred Stock were converted into a total of 2,377,234 shares of common stock. The conversions were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(a)(9), 3(b), and/or 4(2) of the Securities Act. At November 30, 2000 there were no remaining outstanding shares of Series A Preferred Stock outstanding. In addition, outstanding warrants to purchase 116,667 shares of common stock were exercised at the exercise price of $.75 per share. We received $87,500 in cash as the result of these exercises. There are no additional outstanding warrants associated with this placement.

     During November 2000, we met certain share price requirements to enable us to repurchase all remaining outstanding warrants issued in conjunction with a private placement that was completed in May of 1999. During the quarter ended November 30, 2000, warrants held by five persons were exercised to purchase a total of 17,125 shares of our common stock at a purchase price of $2.50 per share. Total proceeds received from these warrant exercises were $42,813. Prior to the quarter ended November 30, 2000, warrants held by seven persons were exercised to purchase a total of 160,938 shares of our common stock. Total proceeds received from these warrant exercises were $402,345. During December 2000, all of the remaining outstanding warrants from the May 1999 placement held by forty-two persons have been exercised to purchase an aggregate 259,437 shares of common stock, resulting in aggregate proceeds to us of $648,593. The issuance of the shares of common stock upon the exercise of the warrants were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

     Also during the quarter ended November 30, 2000, warrants issued in conjunction with the August 2000 private placement had been exercised to purchase 114,286 shares of common stock at an exercise price of $4.80 per share. This resulted in proceeds to us of $548,573. The issuance of the shares of common stock upon the exercise of the warrants were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) During the Quarter ended November 30, 2000, we filed two reports on Form 8-K

          A Form 8-K was filed on November 28, 2000 reporting a news release dated November 28, 2000.

          A Form 8-K was filed on November 30, 2000 reporting a news release dated November 30, 2000.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PYR ENERGY CORPORATION


      Signatures                      Title                           Date
      ----------                      -----                           ----

/s/ D. Scott Singdahlsen     Chief Executive Officer;           January 16, 2001
------------------------     President and Chairman
D. Scott Singdahlsen         Of The Board



/s/ Andrew P. Calerich       Chief Financial Officer,           January 16, 2001
------------------------     Vice-President and Secretary
Andrew P. Calerich