Form 10QSB
period 2001-02-28
PYR ENERGY CORP
filed 2001-04-16
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)




          Delaware                                        95-4580642
          --------                                        ----------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

 1675 Broadway, Suite 2450, Denver, CO                       80202
 -------------------------------------                       -----
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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of April 16, 2001 is as follows:

           $.001 Par Value Common Stock                23,633,857
                                                       ----------

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX



PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................   3

              Balance Sheet - August 31, 2000 and February 28, 2001
                (Unaudited)................................................   3

              Statement of Operations - Three Months and Six Months
                Ended February 29, 2000 and February 28, 2001 and
                Cumulative Amounts from Inception Through February
                28, 2001 (Unaudited).......................................   4

              Statement of Cash Flows - Six Months Ended February
                29, 2000 And February 28, 2001 and Cumulative
                Amounts from Inception Through February 28, 2001
                (Unaudited)................................................   5

              Notes to Financial Statements................................   6

              Summary of Significant Accounting Policies...................   6

     Item 2.  Management's Discussion and Analysis or Plan of
                Operation..................................................   7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  11

     Item 2.  Changes in Securities........................................  11

     Item 3.  Defaults Upon Senior Securities..............................  11

     Item 4.  Submission of Matters to a Vote of Security Holders..........  11

     Item 5.  Other Information............................................  11

     Item 6.  Exhibits and Reports on Form 8-K.............................  12

     Signatures............................................................  12


                                            PART I

ITEM 1. FINANCIAL STATEMENTS

                                    PYR ENERGY CORPORATION
                                 (A Development Stage Company)
                                        BALANCE SHEETS

                                            ASSETS
                                                                     8/31/00         2/28/01
                                                                                  (UNAUDITED)
                                                                  ------------    ------------
CURRENT ASSETS
  Cash                                                            $  8,598,016    $  3,078,030
  Oil and gas receivables                                                 --           249,308
  Other Receivables                                                       --           108,060
  Deposits and prepaid expenses                                         20,835          41,847
                                                                  ------------    ------------
    Total Current Assets                                             8,618,851       3,477,245
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment, net                                          29,650          34,232
  Oil and gas properties                                            11,293,589      18,140,998
                                                                  ------------    ------------
                                                                    11,323,239      18,175,230
                                                                  ------------    ------------
OTHER ASSETS
  Deposits                                                                --             3,278
  Deferred financing costs                                                --           110,440
                                                                  ------------    ------------
                                                                          --           113,718
                                                                  ------------    ------------

                                                                  $ 19,942,090    $ 21,766,193
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                        $    165,289    $    525,013
  Current portion of capital lease obligation                              920            --
                                                                  ------------    ------------
     Total Current Liabilities                                         166,209         525,013
                                                                  ------------    ------------

     Total Liabilities                                                 166,209         525,013
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; Authorized 1,000,000 shares
        Series A - Issued and outstanding - 14,263
        Shares at 8/31/00 - $100 face value, 10% coupon                     14            --
  Common stock, $.001 par value
        Authorized 50,000,000 shares
        Issued and outstanding - 19,069,019 shares
        at 8/31/00 and 22,183,857 shares at 2/28/01                     19,069          22,184
  Capital in excess of par value                                    22,048,384      23,702,963
  Retained earnings/(accumulated deficit)                           (2,291,586)     (2,483,967)
                                                                  ------------    ------------
                                                                    19,775,881      21,241,180
                                                                  ------------    ------------
                                                                  $ 19,942,090    $ 21,766,193
                                                                  ============    ============



                                                 PYR ENERGY CORPORATION
                                             (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                    Three           Three             Six             Six
                                                   Months          Months          Months          Months       Inception
                                                    Ended           Ended           Ended           Ended         Through
                                                  2/29/00         2/28/01         2/29/00         2/28/01         2/28/01
                                             ------------    ------------    ------------    ------------    ------------
REVENUES
  Oil and gas revenues                       $       --      $    252,360    $       --      $    252,360    $    252,360
  Consulting fees                                    --              --              --              --           127,528
  Interest                                         27,447          57,206          84,289         168,334         492,199
                                             ------------    ------------    ------------    ------------    ------------
                                                   27,447         309,566          84,289         420,694         872,087


OPERATING EXPENSES
  Oil and gas operating expenses                     --             3,052            --             3,052           3,052
  General and administrative                      263,993         320,781         481,838         585,047       3,066,489
  Dry hole, impairment and abandonments              --              --              --              --           521,369
  Interest                                             55            --               121            --           184,306
  Depreciation, depletion and amortization          4,699          20,878           9,257          24,976          91,149
                                             ------------    ------------    ------------    ------------    ------------
                                                  268,747         344,711         491,216         613,075       3,866,365

OTHER INCOME
  Gain on asset sale                                 --              --              --              --           556,197
                                             ------------    ------------    ------------    ------------    ------------
                                                 (241,300)        (35,145)       (406,927)       (192,381)     (2,438,081)

INCOME APPLICABLE TO
   PREDECESSOR LLC                                   --              --              --              --           (35,868)
                                             ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                       (241,300)        (35,145)       (406,927)       (192,381)     (2,473,949)
   Less dividends on preferred stock                 --           (62,899)           --           (62,899)       (292,430)
                                             ------------    ------------    ------------    ------------    ------------

NET (LOSS) COMMON STOCKHOLDERS               $   (241,300)   $    (98,044)   $   (406,927)   $   (255,280)   $ (2,766,379)
                                             ============    ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE  -BASIC AND DILUTED                  $      (.015)   $      (.002)   $      (.027)   $      (.009)   $      (.227)
                                             ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   15,850,710      22,067,791      15,193,540      20,799,909      10,901,695
                                             ============    ============    ============    ============    ============






                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                Six Months      Six Months  from Inception
                                                             Ended 2/29/00   Ended 2/28/01      to 2/28/01
                                                             -------------   -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                  $   (406,927)   $   (192,381)   $ (2,438,081)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
      Depreciation, depletion and amortization                       9,257          24,981          91,155
      Contributed services                                         (20,000)           --            36,000
      Gain on sale of oil and gas prospects                           --              --          (556,197)
      Dry hole, impairment and abandonments                           --              --           521,369
      Common stock issued for interest on debt                        --              --           116,822
      Common stock issue for consulting fees                          --              --            20,000
      Amortization of financing costs                                 --              --            26,939
      Amortization of marketable securities                           --              --           (20,263)
   Changes in assets and liabilities
      Decrease (increase) in accounts and other receivables          1,425        (356,806)       (357,368)
      (Increase) in prepaids                                       (24,153)       (135,296)       (160,682)
      (Decrease) increase in accounts payable                      (68,776)        359,725         409,306
      Other                                                           --             1,888           8,137
                                                              ------------    ------------    ------------
Net cash (used) by operating activities                           (509,174)       (297,889)     (2,302,863)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for furniture and equipment                          (4,200)        (15,382)       (105,537)
     Cash paid for undeveloped oil and gas properties           (2,528,254)     (6,863,475)    (18,020,502)
     Proceeds from sale of oil and gas properties                     --              --         1,050,078
     Cash paid for marketable securities                              --              --        (5,090,799)
     Proceeds received from marketable securities                3,188,970            --         5,111,062
     Cash paid for reimbursable property costs                     (20,500)           --          (410,000)
                                                              ------------    ------------    ------------
Net cash (used) in investing activities                            636,016      (6,878,857)    (17,465,698)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Members capital contributions                                    --              --            28,000
     Distributions to members                                         --              --           (66,000)
     Cash from short-term borrowings                                  --              --           285,000
     Repayments of short-term borrowings                              --              --          (285,000)
     Proceeds from sale of common stock                               --              --        19,188,750
     Proceeds from convertible debt                                   --              --         2,500,000
     Proceeds from exercise of warrants                             43,750       1,557,165       2,011,073
     Proceeds from exercise of options                                --           117,706         133,706
     Cash paid for offering costs                                     --           (17,191)       (893,169)
     Cash received upon recapitalization and merger                   --              --               336
     Payments on capital lease                                        (781)           (920)         (5,195)
     Preferred dividends paid                                         --              --           (50,910)
                                                              ------------    ------------    ------------
Net cash (used) provided by financing activities                    42,969       1,656,760      22,846,591
                                                              ------------    ------------    ------------

NET INCREASE/(DECREASE) IN CASH                                    169,811      (5,519,986)      3,078,030
CASH, BEGINNING OF PERIODS                                         117,905       8,598,016            --
                                                              ------------    ------------    ------------
CASH, END OF PERIODS                                          $    287,716    $  3,078,030    $  3,078,030
                                                              ============    ============    ============


                                                  5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2001


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

     PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar")) was incorporated under the laws of the State of Delaware on March 27, 1996. Mar was a public company with no significant operations as of July 31, 1997. On August 6, 1997, Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado limited liability company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, was engaged in the acquisition of undeveloped oil and gas interests for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997, PYR LLC had acquired only non-producing leases and acreage, and no exploration had commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the surviving legal entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation.


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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 28, 2001, there were no cash equivalents.

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

     At August 31, 2000 and February 28, 2001, our oil and gas properties consisted of the following:

                                              August 31, 2000  February 28, 2001
                                              ---------------  -----------------
     Proved properties                          $       --       $  6,867,361
     Undeveloped properties                       11,293,589       11,289,702
                                                ------------     ------------
             Total                                11,293,589       18,157,063
     Depreciation, depletion and amortization           --            (16,065)
                                                ------------     ------------
     Net oil and gas properties                 $ 11,293,589     $ 18,140,998
                                                ============     ============


     Depreciation, depletion and amortization expense in the three and six months ended February 28, 2001 is computed using reserve estimates we believe are reasonable and are based on the best information available. We have not yet prepared a reserve report and expect our first reserve report to be prepared in conjunction with our fiscal year ending August 31, 2001.

     We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 2000, we recorded an impairment loss of approximately $200,000. No impairment losses have been recorded during the three months or six months ended February 28, 2001.

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

     Our activities have been focused on prospect generation, the acquisition of acreage, geological and geophysical work, securing partners and drilling exploration wells. On February 6, 2001, we commenced our first production at East Lost Hills and we expect to prepare our first reserve report at the end of our August 31, 2001 fiscal year.

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

     We paid approximately $2,528,000 and $6,863,000 during the six months ended February 29, 2000 and February 28, 2001, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs with respect to our identified exploration and exploitation projects.

     On February 6, 2001, the East Lost Hills #1 well began flowing gas and liquid hydrocarbons. Production from this well is being sold at prices indexed to the California spot market. For the month of February, the index price for natural gas sold was $12.63 per mcf. We have recorded revenues and expenses associated with this production for the quarter and six months ended February 28, 2001.

     We currently anticipate that we will participate in the drilling of from three to six exploration/development wells during the next 12 months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to sell additional prospects for cash, the level of industry participation in our exploration projects, the continuing results at East Lost Hills and the deep Temblor exploration program, we anticipate spending a minimum of approximately $8 million for capital expenditures relating to exploration and development of our projects during calendar 2001. To limit additional capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

     On March 9, 2001, we received an aggregate of $11.6 million in gross proceeds through the issuance and sale of 1,450,000 shares of our common stock. The common stock was sold pursuant to a Shelf Registration Statement and Prospectus Supplement. We will net approximately $11.45 million after expenses and fees. We expect to use these funds primarily to fund exploitation and development of our East Lost Hills discovery.

     At February 28, 2001, we had a working capital amount of approximately $2,952,000. We had no outstanding long-term debt at February 28, 2001 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following provides a summary update at our East Lost Hills project in the San Joaquin Basin of California.

     On March 19, 2001, the previous operator, Berkley Petroleum Corporation was acquired by Anadarko Petroleum Corporation, and effective on that date, Anadarko became the operator of the East Lost Hills project.

     During the six months ended February 28, 2001, we purchased an additional 1.5433% working interest at East Lost Hills to bring our total working interest in the East Lost Hills project to 12.1193%.

     On August 26, 1999, we and other working interest owners began drilling the ELH #1 well, approximately two miles northwest of the #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. Production testing began on May 28, 2000, and on July 6, 2000, based on the results of the production testing and other analysis, we announced a natural gas discovery at the East Lost Hills field. The ELH #1 well is currently producing from a zone in the lower portion of the Temblor formation. After completion of production facilities and a connection pipeline, this well commenced first production on February 6, 2001. We have recorded revenues and expenses associated with this production for the quarter and six months ended February 28, 2001.

     On July 11, 2000, the participants commenced drilling the ELH #2 well. This well is located approximately 1.5 miles northwest of the ELH #1 and was designed to drill to a zone in the upper portion of the Temblor formation on the same structural feature. This ELH #2 well has been drilled and cased to a measured depth of 18,011 feet. During the flow test portion of the production test, gas was flowed at approximately 3 mmcf/day. Analysis of the production and pressure build-up data from the flow test is still in progress, and final test results will be released upon completion of analysis of this data.

     On June 19, 2000, the participants at East Lost Hills commenced drilling the ELH #3 exploration well in order to test a geologically separate feature located adjacent to the structure found productive in the ELH #1 well. This well continues drilling operations at approximately 21,200 feet. Total depth of this well is projected at 21,750 feet.

     On November 26, 2000, the participants commenced drilling the ELH #4, located approximately four miles southeast of the ELH #1 well. This well is projected to drill to a total depth of 20,000 feet and targets the same structure and the same zone currently producing at the ELH #1 well. We are setting intermediate casing to 17,009 feet.

     The participants may drill up to six additional wells in this prospect during calendar year 2001, although there is no assurance this will occur.

Results of Operations

The quarter ended February 28, 2001 compared with the quarter ended February 29, 2000.

     Operations during the quarter ended February 28, 2001 resulted in a net loss of $35,145 compared to a net loss of $241,300 for the quarter ended February 29, 2000. The decrease in operating net loss is due largely to oil and gas operating revenues from production commencing at the East Lost Hills #1 well on February 6, 2001. In the prior year, we did not own any producing oil or gas properties, and accordingly, no oil or gas revenues were recognized.

     Oil and Gas Revenues and Expenses. Production commenced at the East Lost Hills #1 well on February 6, 2001. We recorded $235,618 from the sale of approximately 17,800 mcf of natural gas and $16,742 from the sale of approximately 650 bbls of oil during the quarter ended February 28, 2001. Operating expenses during this period were $3,052. We recorded no revenues or expenses from oil and gas operations for the quarter ended February 29, 2000. We did not own any producing oil or gas properties before February 6, 2001.

     Interest Income. We recorded $57,206 and $27,447 in interest income for the quarters ended February 28, 2001 and February 29, 2000, respectively. The increase is attributable to remaining additional cash on hand during the quarter ending February 28, 2001 from the private placement completed in August of 2000.

     Depreciation, Depletion and Amortization. We recorded $16,065 and $0 in depreciation, depletion and amortization expense from oil and gas properties for the quarters ended February 28, 2001 and February 29, 2000, respectively. The increase is due to the start of production of the East Lost Hills #1 well on February 6, 2001. In the prior year, we did not own any producing oil or gas properties, therefore no DD&A expense was recognized. Depreciation, depletion and amortization expense in the three months ended February 28, 2001 is computed using reserve estimates we believe are reasonable and are based on the best information available. We have not yet prepared a reserve report and expect our first reserve report to be prepared in conjunction with our fiscal year ending August 31, 2001. We recorded $4,813 and $4,699 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 28, 2001 and February 29, 2000, respectively.

     General and Administrative Expense. We incurred $320,781 and $263,993 in general and administrative expenses during the quarters ended February 28, 2001 and February 29, 2000, respectively. The difference is primarily attributable to increases in investor relations and travel expenses incurred to expand the recognition of our company in the investment community, as well as an increase in accounting personnel and related salary expenses.

     Interest Expense. We recorded no interest expense for the quarter ended February 28, 2001 and nominal interest expense for the quarter ended February 29, 2000.


The six months ended February 28, 2001 compared with the six months ended February 29, 2000.

     Operations during the six months ended February 28, 2001 resulted in a net loss of $192,381 compared to a net loss of $406,927 for the six months ended February 29, 2000. The decrease in operating net loss is due largely to oil and gas operating revenues from production commencing at the East Lost Hills #1 well on February 6, 2001. Prior to February 6, 2001, we did not own any producing oil or gas properties, and accordingly, no oil or gas operating revenues were recognized.

     Oil and Gas Revenues and Expenses. Production commenced at the East Lost Hills #1 well on February 6, 2001. We recorded $235,618 from the sale of approximately 17,800 mcf of natural gas and $16,742 from the sale of approximately 650 bbls of oil during the six months ended February 28, 2001. Operating expenses during this period were $3,052. We recorded no revenues or expenses from oil and gas operating for the six months ended February 29, 2000. We have not owned any producing or proved oil and gas properties prior to February 6, 2001.

     Interest Income. We recorded $168,334 and $84,289 in interest income for the six months ended February 28, 2001 and February 29, 2000, respectively. The increase is attributable to remaining additional cash on hand during the six months ended February 28, 2001 from the private placement completed in August of 2000.

     Depreciation, Depletion and Amortization. We recorded $16,065 and $0 in depreciation, depletion and amortization expense from oil and gas properties for the six months ended February 28, 2001 and February 29, 2000, respectively. The increase is due to production starting at the East Lost Hills #1 well on February 6, 2001. Depreciation, depletion and amortization expense in the six months ended February 28, 2001 is computed using reserve estimates we believe are reasonable and are based on the best information available. In the prior year, we did not own any producing oil or gas properties, therefore no oil and gas expenses were recorded. We recorded $8,911 and $9,257 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 28, 2001 and February 29, 2000, respectively.

     General and Administrative Expense. We incurred $585,047 and $481,838 in general and administrative expenses during the six months ended February 28, 2001 and February 29, 2000, respectively. The difference is primarily due to increases in investor relations and travel expenses incurred to expand the recognition of our company in the investment community. Additional legal expense associated with restricted stock transactions and other general corporate purposes also contributed to the increase.

     Interest Expense. We recorded no interest expense for the quarter ended February 28, 2001 and nominal interest expense for the quarter ended February 29, 2000.


                                    PART II.
                                OTHER INFORMATION


Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities; Recent Sales Of Unregistered Securities

     During January 2001, the market price for our common stock met certain share price requirements to enable us to give a 30 day notice of repurchase all remaining outstanding warrants issued in conjunction with a private placement that was completed in May 2000. During the quarter ended February 28, 2001, warrants held by ten persons were exercised to purchase a total of 22,000 shares of our common stock at a purchase price of $4.25 per share. Total proceeds received from these warrant exercises were $93,500. The issuance of the shares of common stock upon the exercise of the warrants was made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

     Also during the quarter ended February 28, 2001, warrants issued in conjunction with the August 2000 private placement had been exercised to purchase 30,000 shares of common stock at an exercise price of $4.80 per share. This resulted in proceeds to us of $144,000. The issuance of the shares of common stock upon the exercise of the warrants were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) During the Quarter ended February 28, 2001, we filed two reports on Form 8-K:

          A Form 8-K was filed on January 17, 2001 reporting a news release dated January 16, 2001.
          A Form 8-K was filed on February 7, 2001 reporting a news release dated February 7, 2001.



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


PYR ENERGY CORPORATION

       Signatures                         Title                        Date
       ----------                         -----                        ----


 /s/ D. Scott Singdahlsen    President, Chief Executive Officer   April 16, 2001
-------------------------    and Chairman Of The Board
D. Scott Singdahlsen



 /s/ Andrew P. Calerich      Chief Financial Officer,             April 16, 2001
-----------------------      Vice-President and Secretary
Andrew P. Calerich