Form 10KSB40/A
period 2000-08-31
PYR ENERGY CORP
filed 2001-05-22
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                FORM 10-KSB/A1*

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from                   to
                                    -----------------    ----------------

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                         95-4580642
       ----------------------------                        -------------------
      (State or jurisdiction of                              (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      1675 Broadway, Suite 2450, Denver, CO                        80202
      --------------------------------------                      --------
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

     The aggregate market value of the voting stock held by non-affiliates computed based on the last sale price of such stock as of November 28, 2000, was approximately $90,370,000.**

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 28, 2000 is as follows:

         $.001 Par Value Common Stock                   19,204,069

* We amended certain typographical errors on Item 7 of the Annual Report for the fiscal year ended August 31, 2000 and we updated our address throughout the document. For the convenience of the reader, we file the entire report in this amendment.

** Without asserting that any of the issuer's directors or executive officers, or the entity that owns 1,732,599 shares of common stock and convertible preferred stock that may be converted into 1,111,112 shares of common stock is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

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

     The Company's offices are located at 1675 Broadway, Suite 2450, Denver, Colorado 80202. The telephone number is (303) 825-3748, telefax number is (303) 825-3768 and the Company's web site is www.pyrenergy.com.

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

                                                                  Percentage of
Name and Address of                          Number of Shares        Shares
Beneficial Owner                           Beneficially Owned (1)  Outstanding
----------------                           ----------------------  -----------

D. Scott Singdahlsen                         1,935,000 (2)           10.0%
1675 Broadway, Suite 2450
Denver, Colorado 80202

Keith F. Carney                                119,289 (3)            1.0%
915 Bay Oaks Road
Houston, Texas 77008

S.L. Hutchison                               3,061,059 (4)           16.0%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California 90731

Bryce W. Rhodes                                267,825 (5)            1.4%
c/o Whittier Energy Company
1600 Huntington Drive
South Pasadena, California 91030

All Executive Officers and Directors as a    5,906,038               30.8%
group  (six persons)                         (2)(3)(4)(5)(6)(7)

Victory Oil Company                          2,943,711 (8)           15.3%
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


                                                    /s/ Wheeler Wasoff, P.C.
                                                    ------------------------
                                                    Wheeler Wasoff, P.C.

Denver, Colorado
November 13, 2000



                                    PYR ENERGY CORPORATION
                                (A Development Stage Company)
                                        BALANCE SHEET

                                           ASSETS

                                                                               AUGUST 31, 2000
                                                                               ---------------
CURRENT ASSETS
   Cash                                                                          $  8,598,016
   Prepaid expenses                                                                    20,835
                                                                                 ------------
        Total Current Assets                                                        8,618,851

PROPERTY AND EQUIPMENT                                                             11,323,239
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

                                                                                   19,775,881
                                                                                 ------------

                                                                                 $ 19,942,090
                                                                                 ============


            The accompanying notes are an integral part of the financial statements




                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                   Years Ended                 from
                                                                    August 31,              Inception to
                                                           ----------------------------     August 31,
                                                               1999            2000            2000
                                                           ------------    ------------    ------------
REVENUES
   Consulting fees                                         $       --      $       --      $    127,528
   Interest                                                     116,713         165,411         323,865
                                                           ------------    ------------    ------------

                                                                116,713         165,411         451,393
                                                           ------------    ------------    ------------



OPERATING EXPENSES
   General and administrative                                   743,115         929,420       2,491,460
   Dry hole, impairment and abandonments                        306,369         200,000         521,369
   Interest                                                     183,256             211         184,306
   Depreciation and amortization                                 24,380          18,327          66,173
                                                           ------------    ------------    ------------

                                                              1,257,120       1,147,958       3,263,308
                                                           ------------    ------------    ------------
OTHER INCOME
   Gain on sale of oil and gas prospects                           --              --           556,197
                                                           ------------    ------------    ------------

                                                             (1,140,407)       (982,547)     (2,255,718)


INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                                          --              --           (35,868)
                                                           ------------    ------------    ------------

NET (LOSS)                                                   (1,140,407)       (982,547)     (2,291,586)

   Less dividends on preferred stock                            (50,910)       (178,621)       (229,531)
                                                           ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                          $ (1,191,317)   $ (1,161,168)   $ (2,521,117)
                                                           ============    ============    ============

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED (Note 2)                                 $       (.11)   $       (.07)   $       (.27)
                                                           ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (Note 2)                                  10,823,645      16,069,869       9,368,620
                                                           ============    ============    ============


                 The accompanying notes are an integral part of the financial statements




                                  PYR ENERGY CORPORATION
                               (A Development Stage Company)
                        STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
     EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999 & 2000


                                                                            Preferred Stock
                                                              Members'     -----------------
                                                              Equity       Shares     Amount
                                                           -----------     ------     ------
Inception, May 31, 1996                                    $      --         --       $ --
Initial member contributions - cash                              5,000       --         --
Member contribution- services                                   12,000       --         --
Distributions to members                                       (24,000)      --         --
Net income                                                      18,963       --         --
                                                           -----------     ------     ------
Balance, December 31, 1996                                      11,963       --         --
Member contributions - cash                                     23,000       --         --
Member contribution - services                                  24,000       --         --
Distributions to members                                       (42,000)      --         --
Net income - January 1, 1997 to August 5, 1997                  16,905       --         --
Issuance of common stock to members of PYR Energy,                --
LLC upon merger ($.008 per share)                              (33,868)      --         --
Recapitalization of shares issued by Mar prior to merger          --         --         --
Sales of common stock pursuant to private placement at            --
$.25 per share                                                    --         --         --
Sale of common stock pursuant to private placement at             --
$.75 per share                                                    --         --         --
Costs of private placements offerings                             --         --         --
Net (loss) August 6, 1997 to August 31, 1997                      --         --         --
                                                           -----------     ------     ------
Balance, August 31, 1997                                          --         --         --
Net (loss)                                                        --         --         --
                                                           -----------     ------     ------
Balance, August 31, 1998                                   $      --         --       $ --


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


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                  Common Stock         Capital in     During the
                                                           -------------------------   Excess of     Developmental
                                                              Shares        Amount      Par Value        Stage
                                                           -----------   -----------   -----------    -----------

Inception, May 31, 1996                                           --     $      --     $      --      $      --
Initial member contributions - cash                               --            --            --             --
Member contribution- services                                     --            --            --             --
Distributions to members                                          --            --            --             --
Net income                                                        --            --            --             --
                                                           -----------   -----------   -----------    -----------
Balance, December 31, 1996                                        --            --            --             --
Member contributions - cash                                       --            --            --             --
Member contribution - services                                    --            --            --             --
Distributions to members                                          --            --            --             --
Net income - January 1, 1997 to August 5, 1997                    --            --            --             --
Issuance of common stock to members of PYR Energy,                              --            --             --
LLC upon merger ($.008 per share)                            4,000,000         4,000        29,868           --
Recapitalization of shares issued by Mar prior to merger     1,059,804         1,060          (724)          --
Sales of common stock pursuant to private placement at                                                       --
$.25 per share                                               2,095,000         2,095       521,655           --
Sale of common stock pursuant to private placement at                                                        --
$.75 per share                                               2,000,000         2,000     1,498,000           --
Costs of private placements offerings                             --            --        (280,711)          --
Net (loss) August 6, 1997 to August 31, 1997                      --            --            --          (57,825)
                                                           -----------   -----------   -----------    -----------
Balance, August 31, 1997                                     9,154,804         9,155     1,768,088        (57,825)
Net (loss)                                                        --            --            --         (110,807)
                                                           -----------   -----------   -----------    -----------
Balance, August 31, 1998                                     9,154,804   $     9,155   $ 1,768,088    $  (168,632)


                       The accompanying notes are an integral part of the financial statements

                                                     F - 5(Cont'd)



                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                         STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                       PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
             EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000


                                                                                 Preferred Stock
                                                              Members'     ----------------------------
                                                              Equity          Shares          Amount
                                                           ------------    ------------    ------------

Balance Forward                                            $       --              --      $       --
Issuance of preferred stock for convertible notes                  --            25,000              25
Unamortized convertible note financing costs                       --              --              --
Issuance of common stock for interest on convertible
  debt, at $2.19 per share                                         --              --              --
Issuance of common stock warrants for financing costs              --              --              --
Conversion of preferred stock to common stock
  at $.60 per share                                                --            (2,021)             (2)
Sale of common stock pursuant to private placement for
  cash of $1.60 per share                                          --              --              --
Costs of private placement                                         --              --              --
Exercise of private placement warrants for cash of $2.50
  per share                                                        --              --              --
Issuance of common stock for property, valued at $.75
  per share                                                        --              --              --
Issuance of common stock for property, valued at $2.00
  per share                                                        --              --              --
Preferred dividends paid                                           --              --              --
Net (loss)                                                         --              --              --
                                                           ------------    ------------    ------------
Balance August 31, 1999                                    $       --            22,979    $         23


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


                                                                                                             Deficit
                                                                                                           Accumulated
                                                                   Common Stock             Capital in      During the
                                                           ----------------------------      Excess of     Developmental
                                                               Shares         Amount         Par Value         Stage
                                                           ------------    ------------    ------------    ------------

Balance Forward                                               9,154,804    $      9,155    $  1,768,088    $   (168,632)
Issuance of preferred stock for convertible notes                  --              --         2,499,976            --
Unamortized convertible note financing costs                       --              --           (73,319)           --
Issuance of common stock for interest on convertible
  debt, at $2.19 per share                                       53,326              53         116,769            --
Issuance of common stock warrants for financing costs              --              --            56,833            --
Conversion of preferred stock to common stock
  at $.60 per share                                             336,833             337            (335)           --
Sale of common stock pursuant to private placement for
  cash of $1.60 per share                                     4,375,000           4,375       6,995,625            --
Costs of private placement                                         --              --           (83,155)           --
Exercise of private placement warrants for cash of $2.50
  per share                                                       3,125               3           7,809            --
Issuance of common stock for property, valued at $.75
  per share                                                     266,666             267         199,733            --
Issuance of common stock for property, valued at $2.00
  per share                                                     218,866             219         437,513            --
Preferred dividends paid                                           --              --           (50,910)           --
Net (loss)                                                         --              --              --        (1,140,407)
                                                           ------------    ------------    ------------    ------------
Balance August 31, 1999                                      14,408,620    $     14,409    $ 11,874,627    $ (1,309,039)


                         The accompanying notes are an integral part of the financial statements

                                                          F - 6(Cont'd)



                                     PYR ENERGY CORPORATION
                                  (A Development Stage Company)
                     STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
         EIGHT MONTHS ENDED AUGUST 31, 1997 AND YEARS ENDED AUGUST 31, 1998, 1999, & 2000


                                                                           Preferred Stock
                                                          Members'  ----------------------------
                                                           Equity      Shares          Amount
                                                          -------   ------------    ------------

Balance Forward                                           $  --           22,979    $         23
Issuance of common stock for services
   (valued at $4.00 per share)                               --             --              --
Conversion of preferred stock to common stock
   at $.60 per share                                         --           (8,716)             (9)
Exercise of warrants for cash of $.75 per share                             --              --
Exercise of private placement warrants for
   cash of $2.50 per share                                   --             --              --
Issuance of common stock for payment of
   preferred dividends (valued at $4.30 per share)           --             --              --
Issuance of common stock for payment of
   preferred dividends (valued at $5.24 per share)           --             --              --
Sale of common stock pursuant to private placement
   for cash of $3.25 per share                               --             --              --
Costs of private placement                                   --             --              --
Exercise of common stock options                                            --              --
Retirement of common stock received for option exercise                     --              --
Sale of common stock pursuant to private placement
   for cash of $3.50 per share                               --             --              --
Issuance of common stock warrants for offering costs         --             --              --
Costs of private placement                                   --             --              --
Net (loss)                                                   --             --              --
                                                          -------   ------------    ------------

Balance August 31, 2000                                   $  --           14,263    $         14
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
                                                          ============    ============    ============    ============


                         The accompanying notes are an integral part of the financial statements

                                                          F - 7 (Cont'd)





                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS


                                                               Years Ended
                                                                August 31              Cumulative
                                                      ----------------------------    Amounts from
                                                           1999            2000         Inception
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                            $ (1,140,407)   $   (982,547)   $ (2,255,718)
Adjustments to reconcile net (loss) to
 net cash provided by operating activities
   Depreciation and amortization                            24,380          18,327          66,174
   Contributed services                                       --              --            36,000
   Gain on sale of oil and gas prospects                      --              --          (556,197)
   Dry hole, impairment and abandonments                   306,369         200,000         521,369
   Common stock issued for interest on debt                116,822            --           116,822
   Common stock issued for services                           --            20,000          20,000
   Amortization of financing costs                          26,939            --            26,939
   Amortization of marketable securities                   (20,263)           --           (20,263)
 Changes in assets and liabilities
   Decrease (increase) in accounts receivable               (3,082)          2,516            (566)
  (Increase) in prepaids                                    (3,451)         (6,644)        (25,386)
  (Decrease) increase in accounts payable                  135,450        (105,802)         59,603
   Other                                                    10,000            --             6,249
                                                      ------------    ------------    ------------
Net cash (used) by operating activities                   (547,243)       (854,150)     (2,004,974)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                   (13,067)         (4,200)        (90,155)
   Cash paid for undeveloped oil and gas properties     (3,522,969)     (5,929,267)    (11,157,027)
   Proceeds from sale of oil and gas properties               --              --         1,050,078
   Cash paid for marketable securities                  (5,090,799)           --        (5,090,799)
   Proceed from sale of marketable securities                 --         5,111,062       5,111,062
   Cash paid for reimbursable property costs              (410,000)           --          (410,000)
                                                      ------------    ------------    ------------
Net cash (used) in investing activities                 (9,036,835)       (822,405)    (10,586,841)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                              --              --            28,000
   Distributions to members                                   --              --           (66,000)
   Cash from short-term borrowings                            --              --           285,000
   Repayment of short-term borrowings                         --              --          (285,000)
   Proceeds from sale of common stock                    7,000,000      10,165,000      19,188,750
   Proceeds from sale of convertible debt                2,500,001            --         2,500,001
   Proceeds from exercise of warrants                        7,812         446,095         453,907
   Proceeds from exercise of options                          --            16,000          16,000
   Cash paid for offering costs                           (126,580)       (468,687)       (875,978)
   Cash received upon recapitalization and merger             --              --               336
   Payments on capital lease                                (1,440)         (1,742)         (4,275)
   Preferred dividends paid                                (50,910)           --           (50,910)
                                                      ------------    ------------    ------------
Net cash (used) provided by financing activities         9,328,883      10,156,666      21,189,831
                                                      ------------    ------------    ------------


NET (DECREASE) INCREASE IN CASH                           (255,195)      8,480,111       8,598,016
CASH, BEGINNING OF PERIODS                                 373,100         117,905            --
                                                      ------------    ------------    ------------
CASH, END OF PERIODS                                  $    117,905    $  8,598,016    $  8,598,016
                                                      ============    ============    ============


               The accompanying notes are an integral part of the financial statements

                                                F - 8

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

                                        PYR ENERGY CORPORATION


Date: May 22, 2001                      By:  /s/  D. Scott Singdahlsen
                                        ------------------------------
                                                  D. Scott Singdahlsen, Chief
                                                  Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signatures                Title                       Date
              ----------                -----                       ----


By:  /s/  D. Scott Singdahlsen     Chief Executive Officer,      May 22, 2001
   -----------------------------   President and Chairman Of
          D. Scott Singdahlsen     The Board


By:  /s/  Keith F. Carney          Director                      May 22, 2001
   -----------------------------
          Keith F. Carney


By:  /s/  S. L. Hutchison          Director                      May 22, 2001
  ------------------------------
          S. L. Hutchison


By:  /s/  Bryce W. Rhodes          Director                      May 22, 2001
  ------------------------------
          Bryce W. Rhodes


By:  /s/  Andrew P. Calerich       Vice-President,               May 22, 2001
  ------------------------------   Chief Financial
          Andrew P. Calerich       Officer and Secretary

ARTICLE         5

LEGEND
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-KSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. /LEGEND

PERIOD-TYPE                                         12-MOS            12-MOS
FISCAL-YEAR-END                                Aug-31-1999       Aug-31-2000
PERIOD-START                                   Sep-01-1998       Sep-01-1999
PERIOD-END                                     Aug-31-1999       Aug-31-2000
CASH                                                     0         8,598,016
SECURITIES                                               0                 0
RECEIVABLES                                              0                 0
ALLOWANCES                                               0                 0
INVENTORY                                                0                 0
CURRENT-ASSETS                                           0         8,618,851
PP&E                                                     0        11,388,939
DEPRECIATION                                             0            65,700
TOTAL-ASSETS                                             0        19,942,090
CURRENT-LIABILITIES                                      0           166,209
BONDS                                                    0                 0
PREFERRED-MANDATORY                                      0                 0
PREFERRED                                                0                14
COMMON                                                   0            19,069
OTHER-SE                                                 0        19,756,798
TOTAL-LIABILITY-AND-EQUITY                               0        19,942,090
SALES                                                    0                 0
TOTAL-REVENUES                                           0                 0
CGS                                                      0                 0
TOTAL-COSTS                                              0                 0
OTHER-EXPENSES                                           0                 0
LOSS-PROVISION                                           0                 0
INTEREST-EXPENSE                                   183,256               211
INCOME-PRETAX                                   (1,140,407)         (982,547)
INCOME-TAX                                               0                 0
INCOME-CONTINUING                               (1,140,407)         (982,547)
DISCONTINUED                                             0                 0
EXTRAORDINARY                                            0                 0
CHANGES                                                  0                 0
NET-INCOME                                      (1,140,407)         (982,547)
EPS-BASIC                                             (.11)             (.06)
EPS-DILUTED                                           (.11)             (.06)