Form 10QSB/A
period 2001-02-28
PYR ENERGY CORP
filed 2001-07-16
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-QSB/A1



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
                                                       ----------

     This Form 10-QSB/A1 is filed only to append disclosure under Part II, Item 2 "Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities." No changes have been made to the Financial Statements.

                             PYR ENERGY CORPORATION

                                   FORM 10-QSB
                                      INDEX



PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................   3

              Balance Sheet - August 31, 2000 and February 28, 2001
                (Unaudited)................................................   3

              Statement of Operations - Three Months and Six Months
                Ended February 29, 2000 and February 28, 2001 and
                Cumulative Amounts from Inception Through February
                28, 2001 (Unaudited).......................................   4

              Statement of Cash Flows - Six Months Ended February
                29, 2000 And February 28, 2001 and Cumulative
                Amounts from Inception Through February 28, 2001
                (Unaudited)................................................   5

              Notes to Financial Statements................................   6

              Summary of Significant Accounting Policies...................   6

     Item 2.  Management's Discussion and Analysis or Plan of
                Operation..................................................   7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  11

     Item 2.  Changes in Securities and Use of Proceeds; Recent Sales
                of Unregistered Securities.................................  11

     Item 3.  Defaults Upon Senior Securities..............................  11

     Item 4.  Submission of Matters to a Vote of Security Holders..........  11

     Item 5.  Other Information............................................  11

     Item 6.  Exhibits and Reports on Form 8-K.............................  12

     Signatures............................................................  12


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


                                    PART II.
                                OTHER INFORMATION


Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

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

     On January 5, 2001, our "shelf" registration statement (SEC file number 333-51764) pertaining the sale from time to time of up to $75 million of our securities was declared effective by the Securities and Exchange Commission. The securities that may be offered by the Company pursuant to this registration statement may include shares of common stock, shares of preferred stock, which may be issued in the form of depositary shares evidenced by depositary receipts, warrants to purchase common stock, preferred stock or any combination of those securities, or any combination of any of these securities.

     On March 9, 2001, we received a total of $11.6 million in gross proceeds from the sale of 1,450,000 shares of our common stock. The common stock was sold pursuant to a prospectus supplement with respect to the shelf registration statement. We incurred offering expenses of $160,470 in this offering, so that we received net proceeds of $11,439,530 from this sale of common stock. These expenses do not include any direct or indirect payments to directors, officers, persons owning 10% or more of any class of equity securities, or affiliates of the Company. Because these securities were sold directly by the Company in an offering that did not involve an underwriter, we did not pay any underwriting discounts or commissions, finder's fees or other expenses to or for underwriters.

     The proceeds from this sale of common stock are to be used to fund our planned exploration and development activities, primarily in the San Joaquin Basin of California, to fund possible acquisitions, and for general corporate purposes. As of July 13, 2001, the net proceeds continued to be held for those purposes.

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


PYR ENERGY CORPORATION

       Signatures                         Title                        Date
       ----------                         -----                        ----


 /s/ D. Scott Singdahlsen    President, Chief Executive Officer    July 13, 2001
-------------------------    and Chairman Of The Board
D. Scott Singdahlsen



 /s/ Andrew P. Calerich      Chief Financial Officer,              July 13, 2001
-----------------------      Vice-President and Secretary
Andrew P. Calerich