Form 10QSB
period 2001-05-31
PYR ENERGY CORP
filed 2001-07-16
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------




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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of July 16, 2001 is as follows:

          $.001 Par Value Common Stock                23,661,357
                                                      ----------

                             PYR ENERGY CORPORATION
                                   FORM 10-QSB
                                      INDEX





PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................    3

              Balance Sheets - August 31, 2000 and May 31, 2001 (Unaudited)    3

              Statements of Operations - Three Months and Nine Months Ended
              May 31, 2000 and May 31, 2001 (Unaudited) ...................    4

              Statements of Cash Flows - Nine Months Ended May 31, 2000
              and May 31, 2001 (Unaudited) ................................    5

              Notes to Financial Statements ...............................    6

              Summary of Significant Accounting Policies ..................    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................   11

     Item 2.  Changes in Securities and Use of Proceeds ...................   11

     Item 3.  Defaults Upon Senior Securities .............................   11

     Item 4.  Submission of Matters to a Vote of Security Holders .........   11

     Item 5.  Other Information ...........................................   12

     Item 6.  Exhibits and Reports on Form 8-K ............................   12

     Signatures ...........................................................   13


                                             PART I

ITEM 1. FINANCIAL STATEMENTS

                                     PYR ENERGY CORPORATION
                                         BALANCE SHEETS

                                             ASSETS
                                                                      8/31/00         5/31/01
                                                                   ------------    ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
   Cash                                                            $  8,598,016    $ 12,560,144
   Oil and gas receivables                                                 --         1,056,259
   Other receivables                                                       --             5,329
   Deposits and prepaid expenses                                         20,835          80,298
                                                                   ------------    ------------
      Total Current Assets                                            8,618,851      13,702,030
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost

   Furniture and equipment, net                                          29,650          44,285
   Oil and gas properties, net                                       11,293,589      20,949,919
                                                                   ------------    ------------
                                                                     11,323,239      20,994,204
                                                                   ------------    ------------


OTHER ASSETS                                                               --             3,277
                                                                   ------------    ------------
                                                                   $ 19,942,090    $ 34,699,511
                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $    165,289    $  1,507,209
   Current portion of capital lease obligation                              920            --
                                                                   ------------    ------------
      Total Current Liabilities                                         166,209       1,507,209
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; Authorized 1,000,000 shares
            Series A - Issued and outstanding - 14,263
            Shares at 8/31/00 - $100 face value, 10% coupon                  14            --
   Common stock, $.001 par value
            Authorized 75,000,000 shares
            Issued and outstanding - 19,069,019 shares
            at 8/31/00 and 23,661,357 shares at 5/31/01                  19,069          23,661
   Capital in excess of par value                                    22,048,384      35,193,407
   Retained earnings/(accumulated deficit)                           (2,291,586)     (2,024,766)
                                                                   ------------    ------------
                                                                     19,775,881      33,192,302
                                                                   ------------    ------------
                                                                   $ 19,942,090    $ 34,699,511
                                                                   ============    ============




                                        PYR ENERGY CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                 Three           Three          Nine            Nine
                                                 Months          Months         Months          Months
                                                 Ended           Ended          Ended           Ended
                                                5/31/00         5/31/01        5/31/00         5/31/01
                                              ------------    ------------   ------------    ------------
REVENUES
   Oil and gas revenues                       $       --      $    822,993   $       --      $  1,075,353
   Interest                                         21,226         142,162        105,516         310,496
                                              ------------    ------------   ------------    ------------
                                                    21,226         965,155        105,516       1,385,849



OPERATING EXPENSES
   Oil and gas operating expenses, taxes              --            78,005           --            81,057
   General and administrative                      202,917         370,021        684,755         955,068
   Interest                                             59            --              180            --
   Depreciation, depletion and amortization          4,581          57,928         13,838          82,904
                                              ------------    ------------   ------------    ------------
                                                   207,557         505,954        698,773       1,119,029



NET (LOSS) INCOME                                 (186,331)        459,201       (593,257)        266,820
                                              ------------    ------------   ------------    ------------

   Less dividends on preferred stock                  --              --         (107,228)        (62,899)
                                              ------------    ------------   ------------    ------------

NET (LOSS) INCOME COMMON STOCKHOLDERS         $   (186,331)   $    459,201   $   (700,485)   $    203,921
                                              ============    ============   ============    ============

NET (LOSS) INCOME PER COMMON
   SHARE -BASIC                               $     (0.012)   $      0.020   $     (0.045)   $      0.009
                                              ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                 16,163,083      23,512,581     15,571,912      21,704,133
                                              ============    ============   ============    ============

NET (LOSS) INCOME PER COMMON
   SHARE -FULLY DILUTED                       $     (0.012)   $      0.019   $     (0.045)   $      0.009
                                              ============    ============   ============    ============

FULLY DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                  16,163,083      24,167,017     15,571,912      21,922,278
                                              ============    ============   ============    ============




                               PYR ENERGY CORPORATION
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         Nine Months     Nine Months
                                                        Ended 5/31/00   Ended 5/31/01
                                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                    $   (593,257)   $    266,820
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
      Depreciation, depletion and amortization                13,838          82,904
   Changes in assets and liabilities
     (Increase) in accounts and other receivables             (7,218)     (1,061,022)
     (Increase) in yard inventory                           (373,170)           --
     (Increase) in prepaids                                  (18,708)        (63,307)
     (Decrease) increase in accounts payable                 (52,196)      1,341,922
     Other                                                      --             1,888
                                                        ------------    ------------
Net cash (used) provided by operating activities          (1,030,711)        569,205
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for furniture and equipment                    (4,200)        (30,972)
     Cash paid for undeveloped oil and gas properties     (3,724,700)     (9,724,786)
     Proceeds received from marketable securities          5,111,062            --
     Cash paid for reimbursable property costs               (20,500)           --
                                                        ------------    ------------
Net cash provided (used) by investing activities           1,361,662      (9,755,758)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                      715,000      11,600,000
     Proceeds from exercise of warrants                      364,062       1,557,165
     Proceeds from exercise of options                          --           152,906
     Cash paid for offering costs                               --          (160,470)
     Payments on capital lease                                (1,322)           (920)
                                                        ------------    ------------
Net cash provided by financing activities                  1,077,740      13,148,681
                                                        ------------    ------------

NET INCREASE IN CASH                                       1,408,691       3,962,128
CASH, BEGINNING OF PERIODS                                   117,905       8,598,016
                                                        ------------    ------------
CASH, END OF PERIODS                                    $  1,526,596    $ 12,560,144
                                                        ============    ============


                                          5

                             PYR ENERGY CORPORATION
                          Notes to Financial Statements
                                  May 31, 2001


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended May 31, 2001 are not necessarily indicative of the operating results for the entire year.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 2001, there were no cash equivalents.

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

     Undeveloped oil and gas properties consists of ongoing exploratory drilling costs, for which no results have been obtained, and of leases and acreage that we acquire for our exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.

     At August 31, 2000 and May 31, 2001, our oil and gas properties consisted of the following:

                                              August 31,2000   May 31, 2001
                                              --------------   ------------

   Proved properties                           $       --      $  7,022,812
   Undeveloped properties                        11,293,589      13,995,563
                                               ------------    ------------
         Total                                   11,293,589      21,018,375
   Depreciation, depletion, and amortization           --           (68,456)
                                               ------------    ------------
   Net oil and gas properties                  $ 11,293,589    $ 20,949,919
                                               ============    ============


     Depreciation, depletion and amortization expense in the three and nine months ended May 31, 2001 is computed using reserve estimates we believe are reasonable and are based on the best information available. The DD&A expense as of May 31, 2001 has been estimated without benefit of a formal engineers reserve report. We will prepare our first reserve report in conjunction with our fiscal year end of August 31, 2001 and, accordingly, the amounts reflected at year end could differ from the estimates reflected in these financial statements.

     We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended August 31, 2000, we recorded an impairment loss of approximately $200,000. No impairment losses have been recorded during the three months or nine months ended May 31, 2001.

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

     Our activities have been focused on prospect generation, the acquisition of acreage, geological and geophysical work, securing partners, and drilling exploration wells. On February 6, 2001, we commenced our first production at East Lost Hills and we will prepare our first reserve report with respect to our August 31, 2001 fiscal year.

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

     We paid approximately $3,725,000 and $9,725,000 during the nine months ended May 31, 2000 and May 31, 2001, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs with respect to our identified exploration and exploitation projects.

     We currently anticipate that we will participate in the drilling of between three to six exploration/development wells during the next 12 months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any wells will be drilled and if drilled that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to sell additional prospects for cash, the level of industry participation in our exploration projects, and the continuing results at East Lost Hills and the deep Temblor exploration program, we anticipate spending a minimum of approximately $8 million for capital expenditures relating to exploration and development of our projects during calendar 2001. To limit additional capital expenditures, we intend to form industry alliances to exchange a portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

     On March 9, 2001, we received net proceeds of approximately $11.45 million from a public offering of 1,450,000 shares of our common stock. We intend to use these funds primarily to fund exploitation and development of our East Lost Hills discovery.

     At May 31, 2001, we had a working capital amount of approximately $12,195,000. We had no outstanding long-term debt at May 31, 2001 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following provides a summary update of our East Lost Hills project in the San Joaquin Basin of California.

     On March 19, 2001, the previous operator, Berkley Petroleum Corporation, was acquired by Anadarko Petroleum Corporation and, effective on that date, Anadarko became the operator of the East Lost Hills project.

     During the nine months ended May 31, 2001, we purchased an additional 1.5433% working interest at East Lost Hills to bring our total working interest in the East Lost Hills project to 12.1193%.

     The ELH #1 well began production on February 6, 2001, from an interval between approximately 19,400 and 19,700 feet in the lower Temblor, and is currently the deepest producing well in the State of California. For the quarter ended May 31, 2001, the well produced approximately 632,000 mcf of gas and approximately 34,300 bbls of liquid hydrocarbons. Using a 6:1 equivalent basis to convert hydrocarbon liquids to gas, the ELH #1 produced approximately 838,000 mcfe, which equates to an average of 9.1 mmcfe per day. PYR's total net production was approximately 76,400 mcfe for the quarter. We have recorded revenues and expenses associated with this production for the quarter and nine months ended May 31, 2001. Production from the ELH #1 well has been constrained during the quarter due to downsteam factors including processing, marketing, water disposal, and periodic power outages related to California's ongoing energy shortages. We expect this periodic production curtailment to continue into the near future. The operator is exploring alternatives for processing, marketing and water disposal in an effort to avoid some of these curtailment issues.

     The ELH #2 well, located approximately 1.5 miles northwest of the ELH #1 well, was drilled and cased to a total measured depth of 18,011 feet. Initial production testing, in early March, of the upper Temblor interval in the well resulted in limited wellbore influx of hydrocarbons (approximate flow rate of 3mmcf/d), higher than expected fluid content, and poorer than expected pressure response. Many of the initial production test results on the well have been influenced by mechanical difficulties associated with drillpipe that was inadvertently cemented across the testing interval. The partners have subsequently attempted a number of remedial completion operations to enhance the productivity and response of the well. The remedial efforts included acidizing the existing perforations, re-perforation, and perforation of additional zones. Results of these efforts are inconclusive at this time. The partners also undertook production logging of the productive interval to gain additional information and data related to reservoir performance and response. Analysis of these tests are under review. The partners are also currently evaluating the economics of production facilities and pipeline connection to produce the well. The partners will make a decision regarding hookup of the production or a possible sidetrack of the well after appropriate analysis.

     The ELH #3R West Flank exploration well was drilled to a total measured depth of 21,769 feet to test the Temblor interval in a separate, seismically defined structure from the productive East Lost Hills structure. Due to steep dips encountered in the lower portion of the well, it was determined that the underlying secondary objective, the Point of Rocks formation, could not be reached in the existing wellbore. The well was plugged back to 19,370 feet measured depth for testing of the lower Temblor. Multiple zones in the lower Temblor section were perforated and tested in the well. Communication was established with the formation during testing and no hydrocarbons were recovered. The well has been suspended pending analysis of new seismic data and additional offset well information.

     The ELH #4 well commenced drilling on November 26, 2000 at a location approximately 4 miles southeast of the ELH #1 well. This well is projected to drill to approximately 20,000 feet and test the lower Temblor interval. Intermediate casing was set at 17,009 feet and the well is currently drilling in the Temblor at approximately 19,800 feet.

     The participants at East Lost Hills are preparing to commence drilling the ELH #9 well located in Section 2, T27S-R21E, approximately 2 miles southeast of the ELH #4 well. This well is designed to test the continuation of the East Lost Hills structure in the south easterly direction. The ELH #9 well is expected to commence drilling on or about July 17, 2001 and is targeted to a total depth of 21,000 feet.

     The Aera Energy LLC NWLH 1-22 exploration well located in Section 22, T25S-R20E is expected to commence drilling during August 2001. The participants in the East Lost Hills area of mutual interest can elect to participate in this well through a pooling arrangement. This well is designed to test the Temblor formation to a projected total depth of 20,000 feet. Aera Energy LLC will operate this well, which is approximately 3.5 miles northwest of the currently producing ELH #1 well. We have elected to participate in this well at an approximate 4.3% working interest.

     During the first half of calendar 2001, the participants at East Lost Hills participated in the acquisition of approximately 165 square miles of 3D seismic data over the East Lost Hills structure and surrounding acreage. The data acquisition has been completed and the seismic data is currently being processed. Upon final interpretation of the data, the participants expect to be able to more accurately map the East Lost Hills structure and will use the data for selection of potential delineation and development well locations.

Results of Operations

The quarter ended May 31, 2001 compared with the quarter ended May 31, 2000.
----------------------------------------------------------------------------

     Operations during the quarter ended May 31, 2001 resulted in net income of $459,201 compared to a net loss of $186,331 for the quarter ended May 31, 2000. The increase in operating net income is due to oil and gas operating revenues from production commencing at the ELH #1 well on February 6, 2001. In the prior year, none of our oil and gas properties was producing, and accordingly, no oil or gas revenues were recognized.

     Oil and Gas Revenues and Expenses. Production commenced at the East Lost Hills #1 well on February 6, 2001. We recorded $738,004 from the sale of 57,376 mcf of natural gas for an average price of $12.86 per mcf and $84,989 from the sale of 3,166 bbls of hydrocarbon liquids for an average price of $26.84 per barrel during the quarter ended May 31, 2001. Operating expenses during this period were $16,042. We recorded no revenues or expenses from oil and gas operations for the quarter ended May 31, 2000. None of our oil or gas properties were producing before February 6, 2001.

     Interest Income. We recorded $142,162 and $21,226 in interest income for the quarters ended May 31, 2001 and May 31, 2000, respectively. The increase in the quarter ended May 31, 2001 is attributable to interest earned on cash balances remaining from the common stock offering in March 2001.

     Depreciation, Depletion and Amortization. We recorded $52,391 and $0 depreciation, depletion and amortization expense from oil and gas properties for the quarters ended May 31, 2001 and May 31, 2000, respectively. The increase is due to the commencement of production of the East Lost Hills #1 well on February 6, 2001. In the prior year, none of our oil and gas properties were producing and, therefore no DD&A expense was recognized. The DD&A expense in the quarter ended May 31, 2001 was estimated without benefit of a formal engineers reserve report. We will prepare our first reserve report in conjunction with our fiscal year end of August 31, 2001 and, accordingly, the amounts reflected at year end could differ from the estimates reflected in these financial statements. We recorded $5,537 and $4,581 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended May 31, 2001 and May 31, 2000, respectively.

     General and Administrative Expense. We incurred $370,021 and $202,917 in general and administrative expenses during the quarters ended May 31, 2001 and May 31, 2000, respectively. The increase is primarily attributable to unrecoverable financing costs and an increase in personnel and related salary expenses.

     Interest Expense. We recorded no interest expense for the quarter ended May 31, 2001 and nominal interest expense for the quarter ended May 31, 2000.

The nine months ended May 31, 2001 compared with the nine months ended May 31, 2000.
------------------------------------------------------------------------------

     Operations during the nine months ended May 31, 2001 resulted in net income of $266,820 compared to a net loss of $593,257 for the nine months ended May 31, 2000. The increase in operating net income is due to oil and gas operating revenues from production commencing at the ELH #1 well on February 6, 2001. Prior to February 6, 2001, none of our oil and gas properties was producing, and accordingly, no oil or gas operating revenues were recognized.

     Oil and Gas Revenues and Expenses. We recorded $962,838 from the sale of 75,177 mcf of natural gas and $112,515 from the sale of 4,236 bbls of hydrocarbon liquids during the nine months ended May 31, 2001. Operating expenses during this period were $19,094. Production commenced at the ELH #1 well on February 6, 2001. We recorded no revenues or expenses from oil and gas operations for the nine months ended May 31, 2000. None of our oil and gas properties was producing prior to February 6, 2001.

     Interest Income. We recorded $310,496 and $105,516 in interest income for the nine months ended May 31, 2001 and May 31, 2000, respectively. The increase is attributable to cash on hand during the nine months ended May 31, 2001 from the common stock private placement completed in August of 2000, as well as proceeds received from the public offering of common stock in March 2001.

     Depreciation, Depletion and Amortization. We recorded $68,456 and $0 in depreciation, depletion and amortization expense from oil and gas properties for the nine months ended May 31, 2001 and May 31, 2000, respectively. The increase is due to production starting at the ELH #1 well on February 6, 2001. The DD&A expense in the nine months ended May 31, 2001 has been estimated without benefit of a formal engineers reserve report. We will prepare our first reserve report in conjunction with our fiscal year end of August 31, 2001 and, accordingly, the amounts reflected at year end could differ from the estimates reflected in these financial statements. In the prior year, none of our oil and gas properties were producing, therefore no oil and gas expenses were recorded. We recorded $14,448 and $13,838 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended March 31, 2001 and March 31, 2000, respectively.

     General and Administrative Expense. We incurred $955,068 and $684,755 in general and administrative expenses during the nine months ended May 31, 2001 and May 31, 2000, respectively. The difference is due to unrecoverable financing costs, increases in investor relations, and additional personnel and related salary expenses.

     Interest Expense. We recorded no interest expense for the nine months ended May 31, 2001 and nominal interest expense for the nine months ended May 31, 2000.



                                    PART II.
                                OTHER INFORMATION


Item 1. Legal Proceedings

     Not Applicable


Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

     Not Applicable


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on June 18, 2001 and recessed until, and completed on July 2, 2001:

          The stockholders voted to re-elect D. Scott Singdahlsen, Keith F. Carney, S.L. Hutchison and Bryce W. Rhodes to continue as directors of the Company. A total of 17,461,706 votes were represented with respect to this matter. At least 17,424,256 (99.8%) of the shares voted for each nominee, no shares voted against any nominee and the remaining shares abstained from voting.

          A proposal to amend our Certificate of Incorporation to increase our authorized common stock to 75,000,000 shares was approved by the stockholders. A total of 17,462,213 votes were represented with a total of 17,401,422 (99.7%) shares voting for the proposal, 33,663 shares voting against the proposal and 27,128 shares abstaining from voting.

          A proposal to reincorporate the Company under the laws of the State of Maryland was approved by the stockholders. A total of 13,293,964 votes were represented with a total of 13,179,693 (99.1%) shares voting for the proposal, 113,891 shares voting against the proposal and 380 shares abstaining from voting.

          A proposal to amend our 2000 Stock Option Plan to increase from 500,000 to 1,500,000 the number of shares of common stock issuable pursuant to options granted under our 2000 Stock Option Plan was approved by the stockholders. A total of 17,462,213 votes were represented with a total of 17,244,386 (98.8%) shares voting for the proposal, 188,445 shares voting against the proposal and 29,382 shares abstaining from voting.

          A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 17,462,213 votes were represented with a total of 17,459,365 (99.9%) shares voting for the proposal, 1,404 shares voting against the proposal and 1,444 shares abstaining from voting.


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) During the Quarter ended May 31, 2001, we filed three reports on Form 8-K:

          A Form 8-K was filed on March 12, 2001 reporting a news release dated March 12, 2001.
          A Form 8-K was filed on March 20, 2001 reporting a news release dated March 20, 2001.
          A Form 8-K was filed on April 17, 2001 reporting a news release dated April 17, 2001.

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



       Signatures                           Title                       Date
       ----------                           -----                       ----


 /s/ D. Scott Singdahlsen    President, Chief Executive Officer    July 16, 2001
-------------------------    and Chairman Of The Board
D. Scott Singdahlsen



 /s/ Andrew P. Calerich      Vice-President and Chief Financial    July 16, 2001
-----------------------      Officer
Andrew P. Calerich