Form 10-Q
period 2002-02-28
PYR ENERGY CORP
filed 2002-04-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)




               Maryland                                  95-4580642
               --------                                  ----------
      (State or jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

 1675 Broadway, Suite 2450, Denver, CO                     80202
 -------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code (303) 825-3748





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of April 12, 2002 is as follows:

         $.001 Par Value Common Stock                23,691,357

                             PYR ENERGY CORPORATION
                                    FORM 10-Q
                                      INDEX





PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................    3

              Balance Sheets - February 28, 2002 (Unaudited) and August
              31, 2001.....................................................    3

              Statements of Operations - Three Months and Six Months
              Ended February 28, 2002 and February 28, 2001 and
              Cumulative Amounts From Inception Through February 28,
              2002 (Unaudited).............................................    4

              Statements of Cash Flows - Six Months Ended February 28,
              2002 and February 28, 2001 and Cumulative Amounts From
              Inception Through February 28, 2002 (Unaudited)..............    5

              Notes to Financial Statements................................    6

              Summary of Significant Accounting Policies...................    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................    7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...   12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................   12

     Item 2.  Changes in Securities and Use of Proceeds....................   12

     Item 3.  Defaults Upon Senior Securities..............................   12

     Item 4.  Submission of Matters to a Vote of Security Holders..........   12

     Item 5.  Other Information............................................   12

     Item 6.  Exhibits and Reports on Form 8-K.............................   13

     Signatures............................................................   13


                                       PART I

ITEM 1. FINANCIAL STATEMENTS

                               PYR ENERGY CORPORATION
                            (A Development Stage Company)
                                   BALANCE SHEETS


                                       ASSETS
                                                           2/28/02          8/31/01
                                                         ------------    ------------
                                                          (UNAUDITED)
CURRENT ASSETS
   Cash                                                  $  6,699,222    $  9,800,842
   Oil and gas receivables                                  1,210,647       1,173,751
   Deposits and prepaid expenses                               82,813          74,636
                                                         ------------    ------------
      Total Current Assets                                  7,992,682      11,049,229
                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                42,153          40,638
   Oil and gas properties, net                             15,069,068      10,977,317
                                                         ------------    ------------
                                                           15,111,221      11,017,955
                                                         ------------    ------------
                                                         $ 23,103,903    $ 22,067,184
                                                         ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $  3,937,625    $  2,263,368
                                                         ------------    ------------
      Total Current Liabilities                             3,937,625       2,263,368
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 75,000,000 shares
            Issued and outstanding - 23,691,357 shares
            at 2/28/02 and 8/31/01                             23,691          23,691
   Capital in excess of par value                          35,214,002      35,214,002
   Deficit accumulated during the development stage       (16,071,415)    (15,433,877)
                                                         ------------    ------------
                                                           19,166,278      19,803,816
                                                         ------------    ------------
                                                         $ 23,103,903    $ 22,067,184
                                                         ============    ============




                                                PYR ENERGY CORPORATION
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                               Three           Three           Six             Six         Cumulative from
                                               Months          Months          Months          Months         Inception
                                               Ended           Ended           Ended           Ended           Through
                                               2/28/02         2/28/01         2/28/02         2/28/01         2/28/02
                                            ------------    ------------    ------------    ------------    ------------

REVENUES
   Oil and gas revenues                     $     26,056    $    252,360    $     72,312    $    252,360    $  1,274,291
   Interest                                       32,508          57,206          95,166         168,334         841,148
   Other                                            --              --              --              --           127,528
                                            ------------    ------------    ------------    ------------    ------------
                                                  58,564         309,566         167,478         420,694       2,242,967

OPERATING EXPENSES
   Lease operating expenses                        6,794           3,052          31,961           3,052         133,979
   Impairment, dry hole, and abandonments           --              --           113,544            --        13,974,824
   General and administrative                    328,142         320,781         652,285         585,047       4,450,380
   Depreciation and amortization                   3,730          20,878           7,226          24,976          91,222
   Interest                                         --              --              --              --           184,306
                                            ------------    ------------    ------------    ------------    ------------
                                                 338,666         344,711         805,016         613,075      18,834,711

OTHER INCOME
   Gain on sale of oil and gas prospects            --              --              --              --           556,197
                                            ------------    ------------    ------------    ------------    ------------

                                                (280,102)        (35,145)       (637,538)       (192,381)    (16,035,547)

INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                            --              --              --              --           (35,868)
                                            ------------    ------------    ------------    ------------    ------------


NET (LOSS) INCOME                               (280,102)        (35,145)       (637,538)       (192,381)    (16,071,415)


   Less dividends on preferred stock                --           (62,899)           --           (62,899)       (292,411)
                                            ------------    ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS           $   (280,102)   $    (98,044)   $   (637,538)   $   (255,280)   $(16,363,826)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                    $      (0.01)   $      (0.00)   $      (0.03)   $      (0.01)   $      (1.25)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     23,691,357      22,067,791      23,691,357      20,799,909      13,086,580
                                            ============    ============    ============    ============    ============




                                        PYR ENERGY CORPORATION
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                        Cumulative Amounts
                                                                                          from Inception
                                                             2/28/02         2/28/01     Through 2/28/02
                                                          ------------    ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $   (637,538)   $   (192,381)   $(16,035,547)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities
   Depreciation and amortization                                 7,226          24,981          91,223
   Contributed services                                           --              --            36,000
   Gain on sale of oil and gas prospects                          --              --          (556,197)
   Impairment, dry hole and abandonments                       113,544            --        13,974,824
   Common stock issued for interest on debt                       --              --           116,822
   Common stock issued for services                               --              --            20,000
   Amortization of financing costs                                --              --            26,939
   Amortization of marketable securities                          --              --           (20,263)
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                  (36,896)       (356,806)     (1,211,213)
   (Increase) decrease in prepaids                              (8,178)       (135,296)        (87,365)
   (Decrease) increase in accounts payable                     (44,455)        359,725          37,451
   Other                                                         2,551           1,888          10,746
                                                          ------------    ------------    ------------
Net cash (used) by operating activities                       (603,746)       (297,889)     (3,596,580)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                       (11,293)        (15,382)       (132,205)
   Cash paid for oil and gas properties                     (2,486,581)     (6,863,475)    (24,973,076)
   Proceeds from sale of oil and gas properties                   --              --         1,050,078
   Cash paid for marketable securities                            --              --        (5,090,799)
   Proceeds from sale of marketable securities                    --              --         5,111,062
   Cash received (paid) for reimbursable property costs           --              --           (28,395)
                                                          ------------    ------------    ------------
Net cash (used) in investing activities                     (2,497,874)     (6,878,857)    (24,063,335)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                  --              --            28,000
   Distributions to members                                       --              --           (66,000)
   Cash from short-term borrowings                                --              --           285,000
   Repayment of short-term borrowings                             --              --          (285,000)
   Cash received upon recapitalization and merger                 --              --               336
   Proceeds from sale of common stock                             --              --        30,788,750
   Proceeds from sale of convertible debt                         --              --         2,500,001
   Proceeds from exercise of warrants                             --         1,557,165       2,011,073
   Proceeds from exercise of options                              --           117,706         189,530
   Cash paid for offering costs                                   --           (17,191)     (1,036,448)
   Payments on capital lease                                      --              (920)         (5,195)
   Preferred dividends paid                                       --              --           (50,910)
                                                          ------------    ------------    ------------
Net cash provided by financing activities                         --         1,656,760      34,359,137
                                                          ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                             (3,101,620)     (5,519,986)      6,699,222
CASH, BEGINNING OF PERIODS                                   9,800,842       8,598,016            --
                                                          ------------    ------------    ------------
CASH, END OF PERIODS                                      $  6,699,222    $  3,078,030    $  6,699,222
                                                          ============    ============    ============


                                                  5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2002


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended February 28, 2002 are not necessarily indicative of the operating results for the entire year.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 28, 2002, there were no cash equivalents.

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

     ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - Accounts receivable at February 28, 2002 includes $1,210,461 of net revenue due from operator for oil and gas sales at our East Lost Hills project since commencement of production on February 6, 2001 through February 28, 2002. We have not received any payments for our working interest share of production from the operator, and the joint operating agreement underlying the East Lost Hills project does not provide for an offset of the receivable for oil and gas revenue against amounts due to the operator. We believe that the operator is legally responsible to remit payment and have withheld payments on certain billings in order to have the operator agree, at minimum, to offset the unpaid revenues against amounts we owe. As of February 28, 2002, we had recorded a liability due to the operator in excess of the amount of the receivable for oil and gas sales by $2,441,647, although we have raised questions with the operator as to whether some of these charges are valid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a development stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. We attempt to leverage our technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. We intend to participate in selected exploration projects as a working interest owner, sharing both risk and rewards with other participants. We do not currently operate any projects in which we own a working interest. We may operate projects in the future. Whether we participate in our projects as operator or non-operator, our financial results depend on our ability to sell prospect interests to outside industry participants. We do not have the ability to commence exploratory drilling operations without outside industry participation. We have pursued, and will continue to pursue, exploration opportunities in regions in which we believe significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, we seek to improve the expected return on investment in our oil and gas exploration projects.

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

     We paid approximately $2,487,000 and $6,863,000 during the six months ended February 28, 2002 and 2001, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs with respect to our identified exploration and exploitation projects.

     We currently anticipate that we could participate in the drilling of one to four exploration/development wells during the next 12 months, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any wells will be drilled, or if drilled, that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to sell additional prospects for cash, the level of industry participation in our exploration projects, and the continuing results at East Lost Hills and the deep Temblor exploration program, we anticipate spending a minimum of approximately $7 million for capital expenditures relating to exploration and development of our projects during calendar 2002. To limit additional capital expenditures, we intend to form industry alliances to exchange a portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

     At February 28, 2002, we had a working capital amount of approximately $4,055,000. We had no outstanding long-term debt at February 28, 2002 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following is a summary of the current status of the East Lost Hills project in the San Joaquin Basin of California operated by Anadarko Petroleum
Corporation:

     During the second quarter ended February 28, 2002, our only producing well, the ELH #1, produced a gross total of approximately 123 mmcfe, averaging approximately 1.4 mmcfe per day. Water production during this period averaged approximately 4,700 barrels per day. The oil and gas production from the ELH #1 well continues to be limited by the amount of production water that is accepted at water disposal facilities owned by ChevronTexaco. The operator has reported to the participants that due to its inability to secure a contract with a surface owner, drilling a water disposal well at a site selected about six months ago is unlikely. The operator reports that it has contacted a different surface owner in the same area and they are attempting to negotiate access to this surface for a water disposal well. The participants intend to drill a water disposal well and to build associated pipeline and disposal facilities in order to dispose of water without relying on the ChevronTexaco facility, thereby removing the water disposal constraint that continues to limit the oil and gas production from the ELH #1 well. However, there is no assurance that the drilling of a disposal well will occur, or if drilled, will completely remove the water disposal constraint. Although we expect to be able to increase oil and gas production if we can increase the water disposal capability, it is unknown whether removing the water disposal constraint will result in an increase or decrease in the water to gas ratio.

     The ELH #4 well commenced drilling on November 26, 2000 at a location approximately four miles southeast of the ELH #1 well. After a successful sidetrack operation, this well has been drilled to its total depth of approximately 20,500 feet. Final casing has been run and a production liner has been installed in anticipation of a production test. The operator has notified the working interest participants that because of outstanding balances due from certain outside working interest owners covering costs from operations on the ELH #4 well and other wells, and because there is no non-consent penalty clause for non-payment under the operating agreement, the operator will not commence production testing of the ELH #4 well until the matter is resolved. The participants are currently negotiating concerning this matter. PYR is one of the participants whom the operator claims has an outstanding balance due. PYR has funds available to pay validly owed amounts, however, there is no assurance that all participants will be able to pay their proportionate share. It is uncertain when production testing of the #4 well will occur.

     The ELH #9 well commenced drilling on July 17, 2001 approximately six miles southeast of the ELH #1 well. This well has reached its total depth of approximately 21,100 feet. Current operations include running final casing and completion operations are planned in order to production test this well. However, because of the issues described above, it is uncertain when a production test will occur.

     The Aera Energy LLC NWLH 1-22 well, located in Section 22, T25S-R20E, commenced drilling on August 23, 2001. This well is approximately three and a half miles northwest of the ELH #1 well and is designed to test the Temblor formation to a projected depth of 20,000 feet. We are participating in this well operated by Aera Energy LLC through a pooling arrangement at a 4.04% working interest. Operations to kick-off a sidetrack well bore from a depth of 14,100 feet were successful. An intermediate string of casing has been run to approximately 17,500 feet and the well bore is being prepared for further drilling.

     Additional San Joaquin Basin California activities include the following projects:

     Pyramid Power Prospect. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. Our working interest in this project is 3.75% with our interest being carried through the tanks in the initial test well. The initial test well, operated by Anadarko and located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. This well is designed to test the Temblor and the Point of Rocks formation to a total depth of 18,500 feet. The participants at Pyramid Power jointly control approximately 20,000 gross and 15,000 net acres over the prospect. After a sidetrack operation, this well is currently drilling at an approximate depth of 16,000 feet.

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

     Bulldog Prospect. This project is a 2D seismic generated light oil and natural gas prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin basin. We currently control approximately 16,000 gross and approximately 15,000 net acres here. We are attempting to obtain industry participation to drill a 14,000 foot test well, with the intent of retaining a 25% to 40% working interest in this prospect.

     Additional activities located in the Rocky Mountains include the following projects:

     Montana Foothills Project. This extensive natural gas project, located in northwestern Montana, is part of the southern Alberta basin, and has been classified as the southern extension of the Alberta Foothills producing province. The USGS and numerous Canadian industry sources have estimated significant recoverable reserves for the Montana portion of the Foothills trend. Based on extensive geologic and seismic analysis, we have identified numerous structural culminations of similar size, geometry, and kinematic history as prolific Canadian foothills fields, such as Waterton and Turner Valley.

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

     We currently control approximately 262,000 gross and 224,000 net acres in this project and are currently presenting this project to potential industry participants in order to sell down our working interest and generate exploratory drilling activity. We anticipate retaining a working interest in this project of between 20% and 40%.

     Cumberland Project. The Cumberland project, located within the Overthrust Belt of southwest Wyoming, is a gas-condensate exploration prospect in Uinta County, Wyoming. Cumberland is at the northern end of the historically productive Nugget trend on the hangingwall of the Absaroka thrust fault. The prospect lies along trend of and just north of Ryckman Creek field, which was discovered in 1975.

     The Cumberland prospect can be best characterized as a classic hangingwall anticlinal trap, similar to the many known Nugget sandstone accumulations that have produced significant quantities of hydrocarbons from Pineview to Ryckman Creek. The Cumberland culmination is the result of structural deformation related to back-thrusting off of the Absaroka thrust, a similar geometry to that exhibited at East Painter Reservoir field.

     We currently control approximately 5,400 gross and net acres in the project and are attempting to secure industry participation in the drilling of the initial exploration test well in the prospect. We anticipate retaining a working interest in this prospect of 25% to 40 %.

     Mallard Project. The Mallard project, located within the Overthrust Belt of SW Wyoming, is a sour gas and condensate exploration prospect in Uinta County, Wyoming. Mallard is within the Paleozoic trend of productive fields on the Absaroka thrust. Mallard directly offsets and is adjacent to the giant sour gas field of Whitney Canyon-Carter Creek.

     We interpret the Mallard prospect to occupy a separate fault block, adjacent to the Whitney Canyon field, generated by a complex imbricated system of faults spaying off of the Absaroka thrust. Paleozoic targets at the Mallard prospect include the Mississippian Mission Canyon, as well as numerous secondary objectives in the Ordovician, Pennsylvanian, and Permian sections.

     We currently control approximately 3,900 gross and net acres in the project. We continue to refine our geological and geophysical model for the prospect, and will be presenting the project to potential industry partners for joint participation in the drilling of an initial exploration test well. We anticipate retaining a working interest in this project of between 25% and 40%.

Results of Operations

     The quarter ended February 28, 2002 compared with the quarter ended February 28, 2001.

     Operations during the quarter ended February 28, 2002 resulted in a net loss of $280,102 compared to a net loss of $35,145 for the quarter ended February 28, 2001. The increase in operating net loss is due largely to a reduction in oil and gas revenues from production at the East Lost Hills #1 well.

     Oil and Gas Revenues and Expenses. For the quarter ended February 28, 2002, we recorded $19,892 from the sale of 9,336 mcf of natural gas for an average price of $2.13 per mcf and $5,951 from the sale of 389 bbls of hydrocarbon liquids for an average price of $15.29 per barrel during the quarter ended February 28, 2002. In addition, we recorded overriding royalty revenues of $213. Operating expenses during this period were $6,794. For the quarter ended February 28, 2001, we recorded $224,834 from the sale of 17,800 mcf of natural gas for an average price of $12.63 per mcf and $27,527 from the sale of 1,070 bbls of hydrocarbon liquids for an average price of $25.73 per barrel. Operating expenses were $3,052 for this period. Production commenced at the East Lost Hills #1 well on February 6, 2001.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarter ended February 28, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool at August 31, 2001, and therefore have no costs to amortize. No additional impairment was recorded against our oil and gas properties for the quarter ended February 28, 2002. We recorded $16,065 in depreciation, depletion and amortization from oil and gas properties for the quarter ended February 28, 2001. This amount was computed using reserve report estimates based on the best information available at the time. We recorded $3,730 and $4,813 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 28, 2002 and February 28, 2001, respectively.

     General and Administrative Expense. We incurred $328,142 and $320,781 in general and administrative expenses during the quarters ended February 28, 2002 and February 28, 2001, respectively. We recorded increases in salary related expenses from additional personnel and higher salaries, funding and acquisition costs and an increase in rent expense. These increases were partially offset by decreases in travel, legal, and shareholder and investor relations expenses.

     The six months ended February 28, 2002 compared with the six months ended February 28, 2001.

     Oil and Gas Revenues and Expenses. For the six months ended February 28, 2002, we recorded $40,887 from the sale of 18,321 mcf of natural gas for an average price of $2.23 per mcf and $14,650 from the sale of 874 bbls of hydrocarbon liquids for an average price of $16.76 per barrel. In addition, we recorded overriding royalty revenues of $16,775 dating back to the commencement of production of the ELH #1 well. Operating expenses during this period were $31,961. For the six months ended February 28, 2001, we recorded $224,834 from the sale of 17,800 mcf of natural gas for an average price of $12.63 per mcf and $27,527 from the sale of 1,070 bbls of hydrocarbon liquids for an average price of $25.73 per barrel. Operating expenses were $3,052 for this period. Production commenced at the East Lost Hills #1 well on February 6, 2001.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the six months ended February 28, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool at August 31, 2001, and therefore have no costs to amortize. We recorded $16,065 in depreciation, depletion and amortization from oil and gas properties for the six months ended February 28, 2001. This amount was computed using reserve report estimates based on the best information available at the time. We recorded $7,226 and $8,911 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 28, 2002 and February 28, 2001, respectively.

     General and Administrative Expense. We incurred $652,285 and $585,047 in general and administrative expenses during the six months ended February 28, 2002 and February 28, 2001, respectively. The increase results primarily from increases in salary related expenses from increasing personnel and salaries, costs associated with our first independent reserve analysis and an increase in rent expense. These increases were partially offset by decreases in travel, legal, and shareholder and investor relations expenses.


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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on March 13, 2002:

          The stockholders voted to re-elect D. Scott Singdahlsen, S.L. Hutchison and Bryce W. Rhodes to continue as directors of the Company. A total of 14,049,943 votes were represented with respect to this matter. 13,938,618 (99.2%) of the shares voted for each nominee, no shares voted against any nominee, and the remaining shares abstained from voting.

          A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 14,049,943 votes were represented with a total of 13,993,297 (99.6%) shares voting for the proposal, 50,830 shares voting against the proposal, and 5,816 shares abstaining from voting.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) During the Quarter ended February 28, 2002, we filed two reports on Form 8-K:

          A Form 8-K was filed on December 17, 2001 reporting a news release dated December 14, 2001.
          A Form 8-K was filed on January 14, 2002 reporting a news release dated January 11, 2002.



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



      Signatures                          Title                        Date
      ----------                          -----                        ----


/s/ D. Scott Singdahlsen     President, Chief Executive Officer   April 15, 2002
-------------------------    and Chairman Of The Board
D. Scott Singdahlsen



/s/ Andrew P. Calerich       Vice-President and Chief Financial   April 15, 2002
-----------------------      Officer
Andrew P. Calerich