Form 10-Q
period 2002-05-31
PYR ENERGY CORP
filed 2002-07-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ---------------          --------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Maryland                                                95-4580642
-----------------------------                                -------------------
 (State or jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)


 1675 Broadway, Suite 2450, Denver, CO                               80202
--------------------------------------                           ---------------
Address of principal executive offices)                            (Zip Code)


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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of July 15, 2002 is as follows:

           $.001 Par Value Common Stock                23,701,357
                                                       ----------

                             PYR ENERGY CORPORATION
                                    FORM 10-Q
                                      INDEX





PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements.................................     3

                  Balance Sheets - May 31, 2002 (Unaudited)
                  and August 31, 2001..................................     3

                  Statements of Operations - Three Months and
                  Nine Months Ended May 31, 2002 and May 31, 2001
                  and Cumulative Amounts
                  From Inception Through May 31, 2002 (Unaudited)......     4

                  Statements of Cash Flows - Nine Months Ended
                  May 31, 2002 and May 31, 2001 and
                  Cumulative Amounts
                  From Inception Through May 31, 2002 (Unaudited)......     5

                  Notes to Financial Statements........................     6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and
                           Results of Operations.......................     7

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk.....................................    13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings....................................    13

         Item 2.  Changes in Securities and Use of Proceeds;
                  Recent Sales of Unregistered Securities..............    13

         Item 3.  Defaults Upon Senior Securities......................    13

         Item 4.  Submission of Matters to a Vote of Security Holders..    13

         Item 5.  Other Information....................................    13

         Item 6.  Exhibits and Reports on Form 8-K.....................    14

         Signatures....................................................    14



                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                                         PYR ENERGY CORPORATION
                                     (A Development Stage Company)
                                            BALANCE SHEETS


                                                ASSETS
                                                                     5/31/02                  8/31/01
                                                                   (UNAUDITED)
       CURRENT ASSETS
          Cash                                                     $  7,632,128            $  9,800,842
          Oil and gas receivables                                          --                 1,173,751
          Deposits and prepaid expenses                                  65,789                  71,358
                                                                   ------------            ------------
             Total Current Assets                                     7,697,917              11,045,951
                                                                   ------------            ------------

       PROPERTY AND EQUIPMENT, at cost
          Furniture and equipment, net                                   37,931                  40,638
          Oil and gas properties, net                                16,250,558              10,977,317
          Prepaid oil and gas capital costs                           1,437,403                    --
                                                                   ------------            ------------
                                                                     17,725,892              11,017,955
                                                                   ------------            ------------

       OTHER ASSETS
          Deposits                                                        3,278                   3,278
          Deferred financing costs                                       21,081                    --
                                                                   ------------            ------------
                                                                         24,359                   3,278
                                                                   ------------            ------------

                                                                   ------------            ------------
                                                                   $ 25,448,168            $ 22,067,184
                                                                   ============            ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
          Accounts payable and accrued liabilities                 $    582,338            $  2,263,368
                                                                   ------------            ------------
             Total Current Liabilities                                  582,338               2,263,368
                                                                   ------------            ------------

       CONVERTIBLE NOTES                                              6,000,000                    --
                                                                   ------------            ------------
       STOCKHOLDERS' EQUITY
          Common stock, $.001 par value
                   Authorized 75,000,000 shares
                   Issued and outstanding - 23,691,357 shares            23,691                  23,691
          Capital in excess of par value                             35,214,002              35,214,002
          Deficit accumulated during the development stage          (16,371,863)            (15,433,877)
                                                                   ------------            ------------
                                                                     18,865,830              19,803,816
                                                                   ------------            ------------
                                                                   $ 25,448,168            $ 22,067,184
                                                                   ============            ============



                                                        PYR ENERGY CORPORATION
                                                    (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                   Three            Three            Nine            Nine      Cumulative from
                                                   Months          Months           Months          Months         Inception
                                                   Ended            Ended           Ended           Ended           Through
                                                  5/31/02          5/31/01         5/31/02         5/31/01          5/31/02

REVENUES
   Oil and gas revenues                         $     38,510    $    822,993    $    110,822    $  1,075,353    $  1,312,801
   Interest                                           23,577         142,162         118,743         310,496         864,725
   Other                                                --              --              --              --           127,528
                                                ------------    ------------    ------------    ------------    ------------
                                                      62,087         965,155         229,565       1,385,849       2,305,054
                                                ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Lease operating expenses                           28,808          78,005          60,769          81,057         162,787
   Impairment, dry hole, and abandonments                  0            --           113,544            --        13,974,824
   General and administrative                        323,474         370,021         975,759         955,068       4,773,854
   Depreciation and amortization                       3,691          57,928          10,917          82,904          94,913
   Interest                                            6,562            --             6,562            --           190,868
                                                ------------    ------------    ------------    ------------    ------------
                                                     362,535         505,954       1,167,551       1,119,029      19,197,246
                                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME
   Gain on sale of oil and gas prospects                --              --              --              --           556,197
                                                ------------    ------------    ------------    ------------    ------------

                                                    (300,448)        459,201        (937,986)        266,820     (16,335,995)

INCOME APPLICABLE TO

PREDECESSOR LLC                                         --              --              --              --           (35,868)
                                                ------------    ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                   (300,448)        459,201        (937,986)        266,820     (16,371,863)

   Less dividends on preferred stock                    --              --              --           (62,899)       (292,411)
                                                ------------    ------------    ------------    ------------    ------------

NET (LOSS) INCOME TO
COMMON STOCKHOLDERS                             $   (300,448)   $    459,201    $   (937,986)   $    203,921    $(16,664,274)
                                                ============    ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON
SHARE - BASIC AND DILUTED                       $      (0.01)   $       0.02    $      (0.04)   $       0.01    $      (1.23)
                                                ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         23,691,357      23,512,581      23,691,357      21,704,133      13,528,445
                                                ============    ============    ============    ============    ============





                                               PYR ENERGY CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                               Nine Months         Nine Months         Cumulative Amounts
                                                                 Ended               Ended             from Inception
                                                                5/31/02              5/31/01          Through 5/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                            $   (937,986)        $    266,820         $(16,335,995)
Adjustments to reconcile net (loss) income to
net cash (used) by operating activities
   Depreciation and amortization                                   10,917               82,904               95,278
   Contributed services                                              --                   --                 36,000
   Gain on sale of oil and gas prospects                             --                   --               (556,197)
   Impairment, dry hole and abandonments                          113,544                 --             13,974,824
   Common stock issued for interest on debt                          --                   --                116,822
   Common stock issued for services                                  --                   --                 20,000
   Amortization of financing costs                                   --                   --                 26,939
   Amortization of marketable securities                             --                   --                (20,263)
Changes in assets and liabilities
   (Increase) in accounts receivable                                 --             (1,061,022)          (1,174,317)
   (Increase) decrease in prepaids                                  5,568              (63,307)             (73,619)
   Increase in accounts payable, accruals                         412,281            1,341,922              494,187
   Other                                                            3,447                1,888               11,278
                                                             ------------         ------------         ------------
Net cash (used) provided by operating activities                 (392,229)             569,205           (3,385,063)
                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                          (11,293)             (30,972)            (132,205)
   Cash paid for oil and gas properties                        (6,327,789)          (9,724,786)         (28,814,284)
   Prepaid oil and gas capital costs                           (1,437,403)                --             (1,437,403)
   Proceeds from sale of oil and gas properties                      --                   --              1,050,078
   Cash paid for marketable securities                               --                   --             (5,090,799)
   Proceeds from sale of marketable securities                       --                   --              5,111,062
   Cash received (paid) for reimbursable property costs              --                   --                (28,395)
                                                             ------------         ------------         ------------
Net cash (used) in investing activities                        (7,776,485)          (9,755,758)         (29,341,946)
                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                     --                   --                 28,000
   Distributions to members                                          --                   --                (66,000)
   Cash from short-term borrowings                                   --                   --                285,000
   Repayment of short-term borrowings                                --                   --               (285,000)
   Cash received upon recapitalization and merger                    --                   --                    336
   Proceeds from sale of common stock                                --             11,600,000           30,788,750
   Proceeds from sale of convertible debt                       6,000,000                 --              8,500,001
   Proceeds from exercise of warrants                                --              1,557,165            2,011,073
   Proceeds from exercise of options                                 --                152,906              189,530
   Cash paid for offering costs                                      --               (160,470)          (1,036,448)
   Payments on capital lease                                         --                   (920)              (5,195)
   Preferred dividends paid                                          --                   --                (50,910)
                                                             ------------         ------------         ------------
Net cash provided by financing activities                       6,000,000           13,148,681           40,359,137
                                                             ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH                                (2,168,714)           3,962,128            7,632,128

CASH, BEGINNING OF PERIODS                                      9,800,842            8,598,016                 --
                                                             ------------         ------------         ------------
CASH, END OF PERIODS                                         $  7,632,128         $ 12,560,144         $  7,632,128
                                                             ============         ============         ============


                                                       5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2002

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended May 31, 2002 are not necessarily indicative of the operating results for the entire year.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 2002, there were no cash equivalents.

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

NOTE 2 - ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     During the quarter ended May 31, 2002, we agreed to allow the operator at our East Lost Hills project to offset our share of net revenues from the ELH #1 well against amounts we owed to the operator for costs associated with the East Lost Hills project. At May 31, 2002, a total of $1,204,594 representing net revenues from February 6, 2001 through May 31, 2002 had been offset against amounts due. In addition, we received certain credits against amounts due and paid a total of $2,840,571 in order to bring our outstanding balance current with the operator. At May 31, 2002, we reflected a balance due to the operator of $342,115, all of which is considered current.

NOTE 3 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our May 31, 2002 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS

     We are a development stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. We attempt to leverage our technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. We intend to participate in selected exploration projects as a working interest owner, sharing both risk and rewards with other participants. We do not currently operate any projects in which we own a working interest. We may operate projects in the future. Whether we participate in our projects as operator or non-operator, our financial results depend on our ability to sell prospect interests to outside industry participants. We do not have the financial ability to commence exploratory drilling operations without outside industry participation. We have pursued, and will continue to pursue, exploration opportunities in regions in which we believe significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, we seek to improve the expected return on investment in our oil and gas exploration projects.

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

     We paid approximately $7,765,000 and $9,725,000 during the nine months ended May 31, 2002 and 2001, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs, with respect to our identified exploration and exploitation projects.

     We currently anticipate that we could participate in the drilling of one to four exploration/development wells during the next 12 months, with the number of wells subject to increase to the extent that additional projects are added to our portfolio. However, there can be no assurance that any wells will be drilled, or if drilled, that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to sell additional prospects for cash, the level of industry participation in our exploration projects, and the continuing results at East Lost Hills and the deep Temblor exploration program, we anticipate spending a minimum of approximately $5 million for capital expenditures relating to exploration and development of our projects during the next 12 months. To limit additional capital expenditures, we intend to form industry alliances to exchange a portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

     At May 31, 2002, we had a working capital amount of approximately $7,116,000. On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our May 31, 2002 balance sheet.

     At May 31, 2002, we had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following is a summary of the current status of the East Lost Hills project in the San Joaquin Basin of California operated by Anadarko Petroleum
Corporation:

     During the third quarter ended May 31, 2002, our only producing well, the ELH #1, produced a gross total of approximately 130 mmcfe, averaging approximately 1.5 mmcfe per day. Water production during this period averaged approximately 6,200 barrels per day. The oil and gas production from the ELH #1 well continues to be limited by the amount of production water that is accepted at water disposal facilities owned by ChevronTexaco. The operator has reported to the participants that it is evaluating alternatives to the current water disposal facilities including drilling a water disposal well. However, there is no assurance that the drilling of a disposal well will occur, or if drilled, that it will completely remove the water disposal constraint.

     The ELH #4 well commenced drilling on November 26, 2000 at a location approximately four miles southeast of the ELH #1 well. After a successful sidetrack operation, this well was drilled to its total depth of approximately 20,500 feet. Final casing was run and a production liner has been installed. During early July 2002, the Kreyenhagen and lower Temblor zones were perforated in preparation for a production test. The well is flowing on clean up before actual production flow testing begins. Upon completion of the production testing and analysis, if the participants determine that this well is a commercially viable well, a pipeline will need to be installed to connect to processing facilities. We expect that water will need to be disposed of as a component of the production, if any, and unless an alternative to the current water disposal facilities is implemented, the well will be subject to similar water disposal issues experienced at the ELH #1 well.

     The ELH #9 well commenced drilling on July 17, 2001, approximately six miles southeast of the ELH #1 well. This well has reached its total depth of approximately 21,100 feet, and production testing commenced during late June 2002 in the Kreyenhagen. After preliminary flow testing, the participants have agreed to attempt to perform an acid stimulation procedure in order to fully evaluate this zone. Pending results of this test, the participants will determine whether to attempt to produce the well from this zone or move up-hole in order to test other potentially productive zones.

     The Aera Energy LLC NWLH 1-22 well, located in Section 22, T25S-R20E, commenced drilling on August 23, 2001. This well is approximately three and a half miles northwest of the ELH #1 well and is designed to test the Temblor formation to a projected depth of 20,000 feet. We are participating in this well operated by Aera Energy LLC through a pooling arrangement at a 4.04% working interest. Operations to kick-off a sidetrack well bore from a depth of 14,100 feet were successful. An intermediate string of casing has been run to approximately 17,500 feet and drilling operations continue at an approximate depth below 20,200 feet.

     Additional San Joaquin Basin California activities include the following projects:

     Pyramid Power Prospect. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. Our working interest in this project is 3.75%, with our interest being carried through the tanks in the initial test well. The initial test well, operated by Anadarko and located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. This well is designed to test the Temblor and the Point of Rocks formations. This well is currently drilling at an approximate depth below 20,300 feet. The participants at Pyramid Power jointly control approximately 20,000 gross and 15,000 net acres over the prospect.

     Wedge Prospect. This is a seismic-generated Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles further northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. We currently control approximately 14,000 gross and approximately 13,000 net acres here. Our approach is to sell down our working interest and retain a 25% to 40% working interest in this prospect.

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

     Additional activities located in the Rocky Mountains include the following projects:

     Montana Foothills Project. This extensive natural gas exploration project, located in northwestern Montana, is part of the southern Alberta basin, and has been classified as the southern extension of the Alberta Foothills producing province. The USGS and numerous Canadian industry sources have estimated significant recoverable reserves for the Montana portion of the Foothills trend. Based on extensive geologic and seismic analysis, we have identified numerous structural culminations of similar size, geometry, and kinematic history as prolific Canadian foothills fields, such as Waterton and Turner Valley.

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

Results of Operations

     The quarter ended May 31, 2002 compared with the quarter ended May 31, 2001.

     Operations during the quarter ended May 31, 2002 resulted in a net loss of $300,448 compared to a net income of $459,201 for the quarter ended May 31, 2001. The operating net loss is due largely to a reduction in oil and gas revenues from production at the East Lost Hills #1 well.

     Oil and Gas Revenues and Expenses. For the quarter ended May 31, 2002, we recorded $29,460 from the sale of 10,696 mcf of natural gas for an average price of $2.75 per mcf and $8,426 from the sale of 434 bbls of hydrocarbon liquids for an average price of $19.41 per barrel. In addition, we recorded overriding royalty revenues of $624. Operating expenses during this period were $28,808. For the quarter ended May 31, 2001, we recorded $738,004 from the sale of 57,376 mcf of natural gas for an average price of $12.86 per mcf and $84,989 from the sale of 3,166 bbls of hydrocarbon liquids for an average price of $26.84 per barrel. Operating expenses were $78,005 for this period.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarter ended May 31, 2002. Although the East Lost Hills #1 began producing in February 2001, we recorded an impairment against our entire amortizable full cost pool on August 31, 2001, and therefore have no costs to amortize. No additional impairment was recorded against our oil and gas properties for the quarter ended May 31, 2002. We recorded $52,391 in depreciation, depletion and amortization from oil and gas properties for the quarter ended May 31, 2001. This amount was computed using reserve report estimates based on the best information available at the time. We recorded $3,691 and $5,537 in depreciation expense associated with office furniture and equipment during the quarters ended May 31, 2002 and May 31, 2001, respectively.

     General and Administrative Expense. We incurred $323,474 and $370,021 in general and administrative expenses during the quarters ended May 31, 2002 and May 31, 2001, respectively. The decrease is due primarily to a reduction in funding and acquisition costs in the current year. The decrease is offset partially by an increase in salary related expenses from additional personnel and higher salaries, and an increase in shareholder communications.

     The nine months ended May 31, 2002 compared with the nine months ended May 31, 2001.

     Oil and Gas Revenues and Expenses. For the nine months ended May 31, 2002, we recorded $70,305 from the sale of 28,996 mcf of natural gas for an average price of $2.42 per mcf and $23,568 from the sale of 1,347 bbls of hydrocarbon liquids for an average price of $17.50 per barrel. In addition, we recorded overriding royalty revenues of $16,949 dating back to the commencement of production of the ELH #1 well. Operating expenses during this period were $60,769. For the nine months ended May 31, 2001, we recorded $962,838 from the sale of 75,177 mcf of natural gas for an average price of $12.81 per mcf and $112,515 from the sale of 4,236 bbls of hydrocarbon liquids for an average price of $26.56 per barrel. Operating expenses were $81,057 for this period. Production commenced at the East Lost Hills #1 well on February 6, 2001.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the nine months ended May 31, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool on August 31, 2001, and therefore have no costs to amortize. We recorded $68,456 in depreciation, depletion and amortization from oil and gas properties for the nine months ended May 31, 2001. This amount was computed using reserve report estimates based on the best information available at the time. We recorded $10,917 and $14,448 in depreciation expense associated with office furniture and equipment during the nine months ended May 31, 2002 and May 31, 2001, respectively.

     General and Administrative Expense. We incurred $975,759 and $955,068 in general and administrative expenses during the nine months ended May 31, 2002 and May 31, 2001, respectively. The increase results primarily from increases in salary related expenses from increasing personnel and salaries, costs associated with our first independent reserve analysis and an increase in rent expense. The increased costs were partially offset by decreases in legal expense, investor relations, and funding and acquisition expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including:

     o    the amount and timing of actual production;

     o    supply and demand for natural gas;

     o    curtailments or increases in consumption by natural gas purchasers;
          and

     o    changes in governmental regulations or taxation.

Property, Equipment and Depreciation:

     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings
          Not Applicable

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities
          On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under
          Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. The holders of the convertible notes have demand and "piggy back" registration rights with respect to the transfer of the shares issued upon conversion of the notes. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our May 31, 2002 balance sheet.


Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          The results of the balloting at the Company's Annual Meeting of Stockholders held on March 13, 2002 were reported in the Company's Form 10-Q for the quarter ended February 28, 2002.

Item 5. Other Information
          During the quarter ended May 31, 2002, the Board of Directors elected David B. Kilpatrick to serve as a member of the Board of Directors until the next annual meeting of stockholders and thereafter until his successor is elected and qualified. Mr. Kilpatrick was President and Chief Operating Officer of California based Monterey Resources, Inc. until the 1997 merger with Texaco. Mr. Kilpatrick currently is president of Kilpatrick Energy Group, which provides management consulting services to the California oil and gas industry. Mr. Kilpatrick also will serve as a member of the Company's audit committee.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit Number
         --------------

         4.1      Form of Convertible Note Series 2002-A dated May 24, 2002
         4.2      Schedule of Differences in Convertible Notes Series 2002-A
        10.1      Convertible Note Purchase Agreement dated May 24, 2002

(b)     During the Quarter ended May 31, 2002, we filed two reports on Form 8-K:
                  A Form 8-K was filed on April 16, 2002 reporting a news release dated April 15, 2002.
                  A Form 8-K was filed on May 28, 2002 reporting a news release and events occurring on May 24, 2002, including the sale of convertible notes and the election of two new members of the Board of Directors.



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



    Signatures                            Title                        Date
    ----------                            -----                        ----


 /s/ D. Scott Singdahlsen     President, Chief Executive Officer   July 15, 2002
-------------------------     and Chairman Of The Board
D. Scott Singdahlsen



 /s/ Andrew P. Calerich       Vice-President and                   July 15, 2002
-----------------------       Chief Financial Officer
Andrew P. Calerich