Form 10-K
period 2002-08-31
PYR ENERGY CORP
filed 2002-11-29
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from ____________ to ____________

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                             ----------------------
                (Name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of November 26, 2002, the registrant had 23,701,357 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $6,554,000* This calculation is based upon the closing sale price of 45 cents per share on November 26, 2002.

* Without asserting that any of the issuer's directors or executive officers, or the entities that own 3,113,923 and 3,634,000 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III, Items 11 and 12 is incorporated by reference from the registrant's definitive proxy statement relating to its 2002 annual meeting of stockholders to be filed within 120 days after August 31, 2002.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Part I.........................................................................1

     Item 1. and Item 2.  Business And Properties..............................1

     Item 3.  Legal Proceedings...............................................23

     Item 4.  Submission Of Matters To A Vote Of Security Holders.............23

Part II.......................................................................23

     Item 5.  Market For Common Equity And Related Stockholder Matters........23

     Item 6.  Selected Financial Data.........................................24

     Item 7.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations.............................25

     Item 7A. Quantitative And Qualitative Disclosures About Market Risk......29

     Item 8.  Financial Statements And Supplemental Data......................30

     Item 9.  Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosure.............................30

Part III......................................................................30

     Item 10. Directors And Executive Officers Of Registrant..................30

     Item 11. Executive Compensation..........................................32

     Item 12. Security Ownership Of Certain Beneficial Owners And
              Management......................................................32

     Item 13. Certain Relationships And Related Transactions..................33

     Item 14. Controls and Procedures.........................................33

Part IV.......................................................................33

     Item 15. Exhibits, Financial Schedules And Reports On Form 8-K...........33

Signatures....................................................................35

Certifications................................................................36

Index to Consolidated Financial Statements...................................F-1

                                     PART I

ITEM 1. and ITEM 2. BUSINESS AND PROPERTIES

General

     PYR Energy Corporation (referred to as "PYR", the "Company", "we", "us" and "our") is a development stage independent oil and gas exploration company with a strategic focus on exploring for and developing significant oil and gas reserves in deep, structurally complex formations. To date, the primary focus of our drilling activity has been in the San Joaquin Basin of California and on our East Lost Hills project there. We initiated this project in 1997 and brought in industry partners and commenced initial drilling in 1998. During the fiscal year ended August 31, 2002, we have focused our exploration efforts on the pre-drill phases of our other high potential exploration projects in the San Joaquin Basin and in the Rocky Mountain region. We continue to acquire acreage positions in exploration areas we have identified as having significant oil and gas reserve potential.

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

Developments During Fiscal 2002

Property Impairment

     During the fiscal year ended August 31, 2002, the Company recognized property impairments totaling $11,723,000 in conjunction with its capitalized oil and gas properties. This non-cash accounting charge includes the remaining capitalized balance at the Company's East Lost Hills project of $11,669,000, which includes drilling and completion costs as well as land, geological and geophysical costs. The remaining amount of the impairment includes capital costs associated primarily with a project that the Company has in the Denver Basin of Colorado. See below, "--Drilling Activities". As a result of this write-down, the Company reported a net loss for the year of $13,129,828. For additional information, see below, "--Property Impairment" and Note 1 to the Financial Statements included in this Form 10-K.

East Lost Hills, San Joaquin Basin, California

     During our fiscal year ended August 31, 2002, our East Lost Hills project was subject to continued setbacks and delays. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production.

     Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation, the operator at East Lost Hills, has informed the participant group that it no longer intends to participate in additional operations at East Lost Hills. We are also aware of ongoing litigation between the operator and one of the participants, and feel that this litigation has had a detrimental impact on the project and may have contributed to lack of progress in moving the project forward. In addition, certain leaseholds in the project have expired or will expire in the near future.

     We have continued to evaluate our ongoing participation in the East Lost Hills project. Although we do not believe that we have adequately evaluated the Temblor potential at East Lost Hills, the historical cost structure of operations and the ongoing uncertainties make it very difficult to continue to participate in this project. We will seek to limit capital expenditures at East Lost Hills until such a point in time as many of the ongoing problems associated with the play are mitigated. There is no assurance that additional operations will occur at East Lost Hills. If additional operations are proposed, we will carefully evaluate to what extent, if any, we will participate in those operations.

     During fiscal 2002, we participated in three additional wells at East Lost Hills that were proposed and approved by the participant group in fiscal 2001. Two of these wells, the ELH #4 and the ELH #9, are operated by Berkley Petroleum Inc. We have a 12.1193% working interest in each of these wells. The ELH #4 well is approximately four miles southeast of the ELH#1 well with the ELH #9 well located approximately six miles southeast of the ELH #1 well.

     The ELH #4 well was drilled and completed to a depth of approximately 20,500 feet. Although the well flowed natural gas and liquid hydrocarbons upon initial production testing, we believe that mechanical difficulties related to the influx of wellbore debris has prevented an adequate and full evaluation of the reservoir potential. During initial production testing of the ELH #4, coil tubing was used to attempt to clean out debris in the wellbore. During these clean-out operations, a portion of the coil tubing separated and became stuck in the wellbore. Retrieval operations have not been initiated, and it is uncertain whether or not the coil tubing can be removed from the wellbore. The well is currently shut-in. Although the participant group has not approved or consented, the operator has formally proposed to plug and abandon the well.

     The ELH #9 well was drilled and completed to a depth of approximately 20,100 feet. Initially, the well was production tested in the Kreyenhagen shale underlying the Temblor formation. Non-commercial hydrocarbons were encountered and tested from this zone, and the participants agreed to move up hole and test the lower Temblor section. These zones were perforated by wireline and limited production of hydrocarbons were encountered. We believe that the perforation and testing methodology may have been inadequate to fully evaluate the reservoir potential and that the production results are inconclusive. This well is currently shut-in. Although the participant group has not approved or consented, the operator has formally proposed to plug and abandon the well.

     The third well, the AERA Energy LLC #1-22 NWLH, located approximately 3.5 miles northwest of the ELH #1 well, was drilled to a total depth of 20,457 feet. The well encountered hydrocarbon shows and gas flow from several zones in the Temblor and casing has been installed in preparation for production testing. We have determined to prioritize our financial resources on other prospects, and have elected to non-consent the completion and production testing operations. We participated in the drilling of this well through a pooling arrangement at a 4.04% working interest.

Funding and Financing

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at a conversion price of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our August 31, 2002 balance sheet.

     During the fiscal year ended August 31, 2002, we entered into an agreement with Stonington Corporation regarding the retention of Stonington to provide general corporate advisory services and to act as an agent and financial advisor in connection with raising project financing for the exploration and development of certain exploration projects we have in the San Joaquin Basin of California and the Rocky Mountains. We do not intend to sell additional equity in order to finance the drilling of exploration wells, but intend to establish a separate entity that will purchase a portion of our working interests in these projects.

Markets and Major Customers

     Sales of production from our ownership interest in the ELH #1 well at East Lost Hills to ChevronTexaco accounted for all of our revenues. These revenues currently are accruing at approximately $10,000 per month net to our interest. ChevronTexaco has gas gathering and processing capabilities and water disposal facilities in the area. Based on the general demand for gas, if for some unforeseen reason we were to lose ChevronTexaco as a customer, we believe that we would be able to find another customer. However, ChevronTexaco limits the amount of water it accepts at its water disposal facilities. If we are unable to dispose of produced water at the ChevronTexaco water disposal facility and if we are not successful in finding an alternative disposal method, we may not be able to dispose of water and, therefore could not produce and sell natural gas.

Employees and Office Space

     At August 31, 2002, we had seven full time employees. We believe that our relationship with our employees is satisfactory. None of our employees are covered by a collective bargaining agreement. We lease approximately 3,800 square feet of office space in Denver, Colorado for our executive and administrative offices.

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

To implement our strategy, we seek to:

     o Carefully evaluate to what extent, if any, we will continue to participate in operations at East Lost Hills. The East Lost Hills project has been extremely time, labor and finance intensive. Although we feel there is potential for significant gas reserves, meaningful production has not been established. Because of the current cost structure, continual cost overruns, the lack of a set direction for development and the fragmentation of the participant group, additional operations may not occur. Even in the event additional operations are proposed, we may elect not to participate in additional operations.

     o Initiate Exploration Drilling on Our Other Projects. We control interests in several other exploration projects in the San Joaquin Basin and in select areas of the Rocky Mountains. The most notable projects in the San Joaquin Basin are our Wedge and Bulldog prospects, which are large target reserve, deep Temblor gas prospects located to the northwest of our East Lost Hills acreage, and our Blizzard prospect which is a light oil Stevens target. In the Rocky Mountains, our most notable projects are Cumberland and Mallard, located in southwestern Wyoming, and our Montana Foothills project. In order to be able to drill initial test wells in these projects, we are in the process of establishing a drilling fund and intend to sell a portion of our working interests in these projects to the drilling fund in exchange for a carried working interest in initial test wells.

          By combining participation of the drilling fund with potential industry partners, we expect to commence drilling exploration wells in up to five of these projects during calendar 2003.

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

     The San Joaquin Basin has been dominated by major oil companies with large fee acreage holdings and has generally been under-explored by independent exploration and production companies. The large fields in the basin were discovered on surface anticlines and produce predominantly heavy oil from depths of less than 5,000 feet. As a consequence, basin operators have focused on engineering technologies related to enhanced production practices, including steam floods and, most recently, horizontal drilling. Deep basin targets, both structural and stratigraphic in nature, remain largely untested with modern seismic technology and the drill bit. Our analysis of seismic data combined with recent discoveries of hydrocarbons at depth, leads us to believe that multiple deep exploration opportunities exist in the San Joaquin Basin.

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

     On May 15, 1998, drilling began on the Bellevue Resources et al. #1-17 East Lost Hills initial exploration well, located in Kern County, California. The well had a target depth of 19,000 feet. On November 23, 1998, the well had just penetrated the uppermost Temblor sand at 17,600 feet when it blew out and ignited. On December 18, 1998, the Bellevue #1-17R relief well began drilling. The relief well was drilled to 16,668 feet, where it intersected the Bellevue #1-17 well bore. On May 29, 1999, the Bellevue #1-17 well was controlled by pumping heavy mud and cement into the well bore. The Bellevue #1-17 well bore has been plugged and abandoned, and the Bellevue #1-17R well was sidetracked as a replacement well into the targeted Temblor formation. The Bellevue #1-17R well production tested nominal amounts of hydrocarbons and is temporarily shut-in awaiting a decision to connect to commercial production facilities.

     On August 26, 1999, we and other working interest owners began drilling the ELH #1 well, approximately two miles northwest of the Bellevue #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet.

Production testing began on May 28, 2000. On July 6, 2000, based on the results of the production testing and other analysis, we announced a natural gas discovery at the East Lost Hills field. Onsite production facilities, 8.4 miles of natural gas pipeline and 4.2 miles of water disposal pipeline were installed and, on February 6, 2001, we commenced commercial production of natural gas and liquid hydrocarbons from this well. Production from this well continued throughout fiscal 2002.

     Since shortly after commencing production on February 6, 2001, the production from the ELH #1 well has been constrained by the lack of adequate capacity for disposal of the produced water. Production water has been and continues to flow through a disposal pipeline connected to disposal facilities owned by ChevronTexaco. ChevronTexaco limits the amount of water accepted at its disposal facility. During the fourth fiscal quarter, the ELH #1 well produced a total of approximately 145 mmcfe, averaging approximately 1.6 mmcfe per day. Water production during this period averaged approximately 6,175 barrels per day.

     The ELH #4 well commenced drilling on November 26, 2000 at a location approximately four miles southeast of the ELH #1 well. This well reached a total depth of 20,500 feet on January 17, 2002. After installing final casing, the operator released the drilling rig and shut in the well. During July 2002, the Kreyenhagen and lower Temblor zones were perforated via wireline for production testing. The well did flow nominal amounts of natural gas and liquid hydrocarbons along with debris and water. Because the rig had been released and removed, the operator brought in a coil tubing unit to attempt to clean out the debris from the wellbore. During this operation, a portion of the coil tubing separated from the assembly and became lodged in the wellbore. It is uncertain whether or not the component of coil tubing can be retrieved. The well is currently shut-in and although the participant group has not consented or otherwise agreed, the operator has formally proposed plugging this well.

     The ELH #9 well, located approximately six miles southeast of the ELH #1 well, commenced drilling operations on July 17, 2001. On April 10, 2002, the well reached total depth of approximately 21,100 feet. Final casing was installed and the operator released the drilling rig on April 27, 2002. During July 2002, the Kreyenhagen zone was perforated via wireline for production testing. This testing resulted in delivery of non-commercial volumes of hydrocarbons and attempts to stimulate the test zones were unsuccessful. The lower Temblor was then perforated for production testing. During production testing, the well flowed nominal amounts of hydrocarbons, water and debris resulting in plugging of perforations and the wellbore. Coil tubing was used to clean out the debris and further testing resulted in deliverability of hydrocarbons in nominal amounts. Due to the perforation and testing methods used, we view these production tests as inconclusive and do not reflect full evaluation of the lower Temblor potential. Although there may be additional productive Temblor zones above the lower Temblor, additional testing has not been proposed. The operator has formally proposed the plugging of this well, however the participants have not yet consented or otherwise agreed to this proposal.

     During fiscal 2002, we participated in the drilling of a third well at East Lost Hills. The Aera Energy LLC NWLH 1-22 well located in Section 22, T25S-R20E commenced drilling on August 23, 2001. This well is approximately three and a half miles northwest of the ELH #1 well. We participated in the drilling of this well, operated by Aera Energy LLC, through a pooling arrangement at a 4.04% working interest. On August 18, 2002, this well reached total depth of 20,457 feet. The participants intend to complete the well for production testing, however we have been notified by the operator that certain participants do not currently have the financial ability to proceed with the completion and are attempting to raise additional funds or bring in additional participants. Since late August 2002, the drilling rig has remained on location on standby rate in anticipation of the commencement of completion operations. Because we have determined to prioritize our financial resources on other prospects, we have notified the operator of our non-consent election in the completion of this well.

     Pyramid Power Prospect. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. The initial test well, located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. On July 17, 2002, the well reached total depth of 20,465 feet. Upon running final casing, the rig was released. Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation was operator of the well during drilling. Upon release of the rig, Oxy Lost Hills Inc. ("Oxy") took over as operator and Oxy will operate the completion and production testing of this well. We originally owned a working interest in this project of 3.75%, but have committed to assign 25% of that interest to Oxy. The new working interest of 2.81% continues to be carried through the tanks in this initial test well. The participants at Pyramid Power jointly control approximately 16,100 gross and 14,700 net acres over the prospect.

     Wedge Prospect. This is a seismically identified Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles further northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. We currently control approximately 12,100 gross and approximately 11,600 net acres here. Our approach is to sell down our working interest and retain a 25% to 50% working interest in this prospect.

     Bulldog Prospect. This project is a 2D seismically identified natural gas and condensate prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin basin. We currently control approximately 15,600 gross and approximately 15,100 net acres here. We expect to sell down our working interest in this project and retain a 25% to 50% working interest in the prospect acreage and in a 14,000 foot test well we expect to drill during calendar 2003.

Rocky Mountain Exploration

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

     We currently control approximately 241,800 gross and 226,300 net acres in this project and are currently presenting this project to potential industry participants in order to sell down our working interest and generate exploratory drilling activity. We anticipate retaining a working interest in this project of between 20% and 40%.

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

     We currently control approximately 5,400 gross and net acres in the project and expect to sell down our working interest to between 25% and 50%. We have recently received approval for our drilling permit from the State of Wyoming and we intend to commence the drilling of an initial exploration well during 2003.

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

     We currently control approximately 3,900 gross and net acres in the project and expect to sell down our working interest to between 25% and 50%. We intend to commence the drilling of an initial exploration well during 2003.

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

     Participant Group. The individuals and/or companies that, together, comprise the ownership of 100% of the working interest in a specific well or project.

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

Production and Productive Wells

     On February 6, 2001, we commenced our first production from the ELH #1 well at East Lost Hills and this production continued throughout fiscal 2002. At August 31, 2002, the Company had production from only the ELH #1 well. During the fiscal year ended August 31, 2002, the Company's net share of production from this well was 39,468 mcf of natural gas and 1,600 barrels of liquid hydrocarbons.

Drilling Activities

     During the past three fiscal years, we participated in the drilling of the following exploration and development wells:

     o During the fiscal year ended August 31, 2002, we continued our participation in three gross (0.283 net) development wells at East Lost Hills. We also participated in one gross (0.00 net) exploration well at the Pyramid Power prospect with a carried through the tanks working interest. The ELH #4 well reached a total depth of approximately 20,500 feet on November 17, 2001. The ELH #9 well reached a total depth of approximately 21,100 feet on April 10, 2002 and the Aera Energy LLC NWLH 1-22 well reached a total depth of 20,457 feet on August 16, 2002.

     o During the fiscal year ended August 31, 2001, we participated in the drilling of three gross (0.283 net) development wells, all at East Lost Hills. The ELH #4 well commenced drilling on November 26, 2000. The ELH #9 well commenced drilling on July 18, 2001, and on August 23, 2001, the Aera Energy LLC NWLH 1-22 well commenced drilling.

     o During the fiscal year ended August 31, 2000, we participated in the drilling of one gross (0.121 net) exploration well and one gross (0.121 net) development well that commenced drilling during that fiscal year. The exploration well is the ELH #3 and the development well is the ELH #2. The ELH #2 well reached total depth in December 2000 and was completed and production tested. This well has been suspended pending potential connection to processing facilities. The ELH #3 well was found to contain hydrocarbons in non-commercial amounts.

     In addition, in October 2002 we participated in the drilling of an exploratory well in the DJ Basin of Colorado. This well, which was drilled to a depth of approximately 4,800 feet was found to contain non-commercial deliverability of hydrocarbons and was plugged and abandoned.

     Although there is no assurance that any additional wells will be drilled, we anticipate we may commence drilling up to five exploration wells during fiscal 2003 on our exploration projects other than East Lost Hills. We do not expect to participate in the drilling of any additional wells at East Lost Hills during 2003. The actual number of wells drilled will be dependent on several factors, including the results of our ongoing exploration efforts and the availability of capital.

Reserves

     We commenced our first production from the ELH #1 well at East Lost Hills on February 6, 2001. Concurrent with the end of our fiscal year ended August 31, 2001, we engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers, to prepare a reserve report for the reserves related to our ownership interest in the East Lost Hills project. Based on this historical data of constrained production and drilling costs affected by significant mechanical difficulties, the reserve report concludes that it would be uneconomic to produce oil and gas reserves at East Lost Hills. Therefore, at August 31, 2001, the reserve report from our independent petroleum engineers shows no proved reserves. No additional meaningful production was established during fiscal 2002 and, accordingly, no reserve report was prepared as of the August 31, 2002 fiscal year end. Previous to August 31, 2001, all of our oil and gas properties were classified as undeveloped, and no reserve reports were warranted.

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

     As described above under "--Reserves," we had no proved reserves as of August 31, 2002. As a result, we are required to record an impairment against our entire amortizable cost pool. This charge has no impact on our cash or cash flows. At August 31, 2002, our amortizable cost pool was comprised of East Lost Hills drilling and completion costs associated with our working interests in the ELH #4, ELH #9, and the Aera NWLH 1-22 wells and allocated land, geological and geophysical costs in the aggregate amount of approximately $11,669,000, and capital costs associated primarily with a Colorado DJ Basin project in the amount of approximately $54,000. Additional discussion of the charge, including information regarding the methodology prescribed for computing the full cost ceiling, is presented in Note 1 to our Financial Statements in this Annual Report on Form 10-K.

Acreage

     We currently control through lease, farmout, and option, the following approximate acreage position as detailed below:


                       State      Gross Acres   Net Acres
                       -----      -----------   ---------
                       California    65,000       35,000
                       Montana      242,000      226,000
                       Wyoming       12,000       12,000
                                    -------      -------
                       TOTAL        319,000      273,000
                                    =======      =======

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

     We do not currently operate any properties. We believe that operations where we own interests comply in all material respects with applicable laws and regulations and that the existence and enforcement of these laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry.

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

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636"), which require interstate pipelines to provide transportation services separately, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate our production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on our activities.

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

     Our operations require large amounts of capital. Our current development plans will require us to make large capital expenditures for the exploration and development of our oil and gas projects. Under our current capital expenditure budget, we expect to spend a minimum of approximately $3 million on exploration and development activities during our fiscal year ending August 31, 2003. Also, we must secure substantial capital to explore and develop our other potential projects. Historically, we have funded our capital expenditures through the issuance of equity. Volatility in the price of our common stock, which may be significantly influenced by our drilling and production activity, may impede our ability to raise money quickly, if at all, through the issuance of equity at acceptable prices. We currently do not have any sources of additional financing. Future cash flows and the availability of financing will be subject to a number of variables, such as:

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

     We depend heavily on exploration success and subsequent success in developing our exploration projects. Our future growth plans rely heavily on discovering reserves and initiating production in the San Joaquin Basin and in the Rocky Mountains. This lack of diverse business operations subjects us to a high degree of risk.

     Our development plan includes the need to discover reserves and establish commercial production through exploratory drilling and development of our existing properties. We cannot be sure, though, that our planned projects will lead to significant reserves that can be economically extracted or that we will be able to drill productive wells at anticipated finding and development costs. If we are able to record reserves, our reserves will decline as they are depleted, except to the extent that we conduct successful exploration or development activities or acquire other properties containing proved reserves.

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

     Accounting rules may require write-downs. Under full cost accounting rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date. We commenced our first oil and gas production on February 6, 2001, resulting in a change of classification of a component of our capitalized oil and gas properties from undeveloped to developed. We engaged an independent engineering firm to conduct a reserve analysis and to prepare a reserve report for the East Lost Hills project. This report reflected no economic reserves at our fiscal year ended August 31, 2001. As a result, we recorded a write-down of approximately $13,340,000 to reduce the carrying value of our oil and gas properties. No additional meaningful production was established during our fiscal year ended August 31, 2002, and we recorded an additional impairment of $11,723,000 against our oil and gas properties. Additional discussion of this charge is presented in Note 1 to our Financial Statements in this Annual Report on Form 10-K.

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

     We may not be able to retain our listing on the American Stock Exchange. The American Stock Exchange has certain listing requirements in order for a company to continue to have their securities traded on this exchange. Although the American Stock Exchange does not identify a specific minimum price per share that a company's stock must trade above, a company may risk delisting if their common stock trades at a low price per share for a substantial period of time. We have not been notified of any listing concerns by the American Stock Exchange. However, should our stock trade at a low share price for a substantial period of time, we may not be able to retain our listing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 2002.

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

                                                      High         Low
                                                     -------------------
     Fiscal Year Ended August 31, 2001
           First Quarter.....................        $7.625       $4.500
           Second Quarter....................         9.960        6.000
           Third Quarter.....................         9.900        5.070
           Fourth Quarter....................         8.700        1.750
     Fiscal Year Ended August 31, 2002
           First Quarter.....................        $2.830       $1.500
           Second Quarter....................         2.700        1.800
           Third Quarter.....................         2.250        1.150
           Fourth Quarter....................         2.350        0.700

     On November 26, 2002, the last reported sales price of our common stock on the AMEX was 45 cents.

Stockholders Of Record

     As of November 26, 2002, the number of record holders of our common stock was approximately 600 and the number of beneficial owners of our common stock was approximately 3,300.

Dividends

     We have not declared or paid, and do not anticipate declaring or paying in the near future, any dividends on our common stock.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at a conversion price of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. Proceeds from the notes will be used for capital expenditures related to our oil and gas activities, for administrative costs and for other related costs.

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

     Through August 31, 2002, approximately $11,288,000 of the proceeds from this sale of common stock have been used as described in the prospectus supplement to fund our planned exploration and development activities, primarily in the San Joaquin Basin of California. As of August 31, 2002, the balance of the net proceeds continue to be held for those purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for each of the last five fiscal years ended August 31:

                                                                   Fiscal Year Ended August 31,
                                           ----------------------------------------------------------------------------
                                               2002            2001            2000            1999            1998
                                               ----            ----            ----            ----            ----
Operating Revenues .....................   $    278,214    $  1,624,096    $    165,411    $    116,713    $     46,145
Net (loss) from operations .............    (13,129,828)    (13,142,291)       (982,547)     (1,140,407)       (110,807)
Net income (loss( per share) ...........           (.55)           (.59)           (.07)           (.11)          (.012)
Total assets at the end of each period .     13,400,250      22,067,184      19,942,090      10,762,521       2,939,602
Long-term debt at the end of each period      6,000,000             -0-             -0-           1,062           2,661

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

Liquidity and Capital Resources

     At August 31, 2002, we had approximately $6,030,854 in working capital.

     During the fiscal year ended August 31, 2002, our capitalized costs for undeveloped oil and gas properties decreased by approximately $4,206,000. The decrease is the result of an impairment taken against our oil and gas properties in the amount of $11,723,000 and $250,000 in seismic sales credited to the full cost pool during the fiscal year ended August 31, 2002. The decrease was offset by approximately $7,767,000 of costs incurred for drilling and completion, geological and geophysical costs, delay rentals, and other related direct costs with respect to our exploration and development projects.

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

     During the quarter ended November 30, 2000, warrants issued in conjunction with a private placement that was completed in May 1999 were exercised to purchase a total of 17,125 shares of our common stock at a purchase price of $2.50 per share. Total proceeds received from this warrant exercise were $42,813. Previously during the fiscal year ended August 31, 2000, warrants issued in the May 1999 private placement had been exercised to purchase a total of 164,063 shares of our common stock for total proceeds of $410,157. During December 2000, all the remaining outstanding warrants from the May 1999 private placement were exercised to purchase an aggregate of 256,312 shares of common stock, resulting in aggregate proceeds to us of $640,781.

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

     In May 2002, we received $6,000,000 in gross proceeds from the sale of convertible notes which resulted in long term debt of $6,000,000 at August 31, 2002. We had no outstanding long-term debt at August 31, 2001. We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and hedging transactions in the future in conjunction with oil and gas production.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Our capital expenditure budget for the fiscal year ending August 31, 2003 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities, including continuing results at our East Lost Hills project. We anticipate spending a minimum of approximately $3 million for capital expenditures relating to our existing drilling commitments and related development expenses, and other exploration costs. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available.

Capital Expenditures

     During fiscal 2002, we incurred approximately $5,825,000 for costs relating to drilling and completing wells at our East Lost Hills Project. We incurred approximately $1,942,000 for costs related to our other exploration projects including continued acreage lease obligations and associated geological and geophysical costs. Revenues from oil and gas production during 2002 were $132,569.

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

     We currently anticipate that we will participate in the drilling of up to five exploration wells during our fiscal year ending August 31, 2003, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

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

Results of Operations

     The twelve months ended August 31, 2002 ("2002") compared with the twelve months ended August 31, 2001 ("2001")

     Operations during the fiscal year ended August 31, 2002 resulted in a net loss of $13,129,828 compared with a net loss $13,142,291 for the fiscal year ended August 31, 2001.

     Oil and Gas Revenues and Expenses. During the year ended August 31, 2002, we recorded $102,637 from the sale of 39,468 mcf of natural gas for an average price of $2.60 per mcf and $29,932 from the sale of 1,600 bbls of hydrocarbon liquids for an average price of $18.71 per barrel. Lease operating expenses during this period were $91,384. During the year ended August 31, 2001, we recorded $1,055,382 from the sale of 99,535 mcf of natural gas for an average price of $10.60 per mcf and $146,597 from the sale of 5,804 bbls of hydrocarbon liquids for an average price of $25.26 per barrel. Lease operating expenses during this period were $102,018. Production commenced at the East Lost Hills ELH #1 well on February 6, 2001. Prior to this date, none of our oil or gas properties was producing.

     Interest Income. We recorded $145,645 and $422,117 in interest income for the years ended August 31, 2002 and August 31, 2001, respectively. Interest income was higher in the prior fiscal year due to interest earned on cash balances remaining from the common stock offering in March 2001 and the private placement completed in August of 2000.

     General and Administrative Expense. We incurred $1,496,329 and $1,306,635 in general and administrative expenses during 2002 and 2001, respectively. The increase results primarily from the value of warrants issued in conjunction with a financial advisory agreement.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the years ended August 31, 2002 or August 31, 2001. Although the ELH #1 began producing during 2001, we recorded an impairment against our entire amortizable full cost pool both at August 31, 2002 and August 31, 2001, and therefore had no costs to amortize. We recorded $14,605 and $17,823 in depreciation expense associated with capitalized office furniture and equipment during the years ended August 31, 2002 and August 31, 2001, respectively.

     Dry Hole, Impairment and Abandonments. In 2002, we recorded an impairment expense of $11,722,830, primarily for the remaining basis in our East Lost Hills project. Additionally, approximately $54,000 of the current year impairment charge related primarily to a Colorado exploration project where an unsuccessful exploration well was drilled in October 2002. Although properties may be considered as evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur related costs. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are charged directly to impairment expense as incurred. In 2001, we recorded an impairment of $13,339,911 against our oil and gas properties as the result of the capitalized costs of a portion of our oil and gas properties exceeding the present value of estimated future net revenues of proved reserves. The costs from this impairment related primarily to our East Lost Hills project, and included costs for our Southeast Maricopa project and our interests in the Cal Canal and Lucky Dog prospects in the approximate amount of $2,812,000.

     Interest Expense. We recorded $82,894 in interest expense for the year ended August 31, 2002 and no interest expense for the year ended August 31, 2001. The current year interest expense results from the May 24, 2002 sale of convertible notes, for which we received $6 million in gross proceeds. The notes are due May 24, 2009, and call for semi-annual interest payments at an annual rate of 4.99% and are convertible into common stock at a conversion price of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our August 31, 2002 balance sheet.

     The twelve months ended August 31, 2001 ("2001") compared with the twelve months ended August 31, 2000 ("2000")

     Operations during the fiscal year ended August 31, 2001 resulted in a net loss of $13,142,291 compared with a net loss $982,547 for the fiscal year ended August 31, 2000.

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

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the years ended August 31, 2001 or August 31, 2000. Although we commenced our first production during 2001, we recorded an impairment against our entire amortizable full cost pool at August 31, 2001, and therefore had no costs to amortize. In the prior year, none of our oil and gas properties were producing, and therefore no DD&A expense was recognized. We recorded $17,823 and $18,327 in depreciation expense associated with capitalized office furniture and equipment during the years ended August 31, 2001 and August 31, 2000, respectively.

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

Name                    Age     Position with the Company         Director Since
----                    ---     -------------------------         --------------
D. Scott Singdahlsen    44      Chief Executive Officer,               1997
                                President, and Chairman
                                Of the Board
Andrew P. Calerich      38      Chief Financial Officer, Vice           ---
                                President and Secretary
S. L. Hutchison         69      Director                               1999
David Kilpatrick        52      Director                               2002
Borden Putnam           48      Director                               2002
Bryce W. Rhodes         49      Director                               1999
Eric M. Sippel          41      Director                               2002
Kenneth R. Berry, Jr.   50      Vice President-Land                     ---

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

     David B. Kilpatrick has been a Director of the Company since June 2002. He is currently President of Kilpatrick Energy Group, which provides strategic management consulting services to the California oil and gas industry. Prior to the 1998 merger with Texaco, he was President and Chief Operating Officer of Monterey Resources, Inc., the largest independent oil and gas producer in California. Previously, he served as Western Division Manager of Monterey's corporate predecessor, Santa Fe Energy Resources, from 1990 to 1996. Mr. Kilpatrick has served as President of the California Independent Petroleum Association and is a member of its Board of Directors and also serves as a Director of the Independent Oil Producers Agency. In the past, he has served on the Board of Directors of the Western States Petroleum Association and the Conservation Committee of California Oil and Gas Producers. He earned a Bachelor of Science degree in Petroleum Engineering from the University of Southern California and a Bachelor's Degree in Geology and Physics from Whittier College.

     Borden Putnam became a Director of the Company in May of 2002. Mr. Putnam has been an analyst with Eastbourne Capital Management, L.L.C. since July 2001. Prior to Eastbourne, Mr. Putnam was a principal and analyst at RS Investment Management from 1996 to 2001. From 1991 to 1996, Mr. Putnam was VP of Geology for an international mining consulting firm and from 1982 to 1991, he was a manager and district manager with Newmont Exploration. Mr. Putnam began his career as a geologist with AMAX Exploration in 1975. He is a Registered Professional Geologist, and holds B.S. and M.S. degrees in Geology and Geochemistry from the New Mexico Institute of Mining and Technology. Mr. Putnam is a member of the Society of Economic Geologists, AAPG, and SME.

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

     Eric Sippel became a Director of the Company in May of 2002. Mr. Sippel joined Eastbourne Capital Management, L.L.C. as its Chief Operating Officer and General Counsel in 2000. Prior to that, he was a partner at the law firm of Shartsis, Friese & Ginsburg LLP, in San Francisco, California, where he practiced law from 1990-1999. Mr. Sippel currently serves on the Board of Directors of Blacklight Power, Inc., a private company. He received his B.A. degree with Honors in General Scholarship from Wesleyan University in 1983 and his J.D. degree with Distinction from Stanford Law School in 1986.

     Kenneth R. Berry, Jr. has served as Vice President of land since August 1999, and as land manager for the Company since October 1997. Mr. Berry is responsible for the management of all land issues including leasing and permitting. Prior to joining the Company, Mr. Berry served as the managing land consultant for Swift Energy Company in the Rocky Mountain region. Mr. Berry began his career in the land department with Tenneco Oil Company after earning a B.A. degree in Petroleum Land Management at the University of Texas - Austin.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 2002, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon representations and its review of copies of the Section 16(a) reports filed for the fiscal year ended August 31, 2002 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information to be provided in the Company's definitive proxy statement for the 2003 annual meeting of shareholders, which is to be filed within 120 days after our fiscal year end on August 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information to be provided in the Company's definitive proxy statement for the 2003 annual meeting of shareholders, which is to be filed within 120 days after our fiscal year end on August 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 24, 2002, certain investment entities managed by Eastbourne Capital Management, LLC purchased $6 million of convertible notes from the Company. The notes provide for semi-annual interest payments at an annual rate of 4.99% and are convertible into common stock at the rate of $1.30 per share. At the time of the transaction, these entities had aggregate ownership in PYR Energy Corporation of approximately 15%. Concurrent with the sale, we agreed to add Messrs. Eric Sippel and Borden Putnam, of Eastbourne, to our Board of Directors.

     During the fiscal year ended August 31, 2002, there were no other transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision, and with the participation of the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their respective knowledge, effective.

     (b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                      INDEX


Independent Auditor's Report                                        F-2

Balance Sheets
    August 31, 2002 and 2001                                        F-3

Statements of Operations
    Years Ended August 31, 2002, 2001, and 2000 and
    Cumulative Amounts from Inception to August 31, 2002            F-4

Statements of Members'/ Stockholders' Equity
    Period from Inception (May 31, 1996) to
    December 31, 1996, Eight Months Ended August 31, 1997 and
    Years Ended August 31, 1999, 2000, 2001 and 2002                F-5 - F-8

Statements of Cash Flows
    Years Ended August 31, 2002, 2001, and 2000 and                 F-9 - F-10
    Cumulative Amounts from Inception to August 31, 2002

Notes to Financial Statements                                       F-11 - F-23


     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements and Notes thereto.

(a)(3) Exhibits.
       ---------

                                  Exhibit Index

Number    Description
------    -----------

3.1 Articles Of Incorporation filed with the Maryland Secretary Of State on June 18, 2001. (1)

3.2 Articles of Merger filed with the Maryland Secretary Of State on July 3, 2001 in connection with Maryland reincorporation. (1)

3.3       Bylaws (1)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Registrant's Form 10-K for the year ended August 31, 2001.

(b)  Reports On Form 8-K.
     --------------------

     During the fourth quarter of the fiscal year ended August 31, 2002, the Company filed one Current Report on Form 8-K dated July 16, 2002. This event consisted of the dissemination of a press release by the Company and was reported under "ITEM 5. OTHER EVENTS".

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PYR ENERGY CORPORATION



     Date: November 26, 2002                  By: /s/ D. Scott Singdahlsen
                                              ----------------------------------
                                              D. Scott Singdahlsen
                                              Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                     Title                         Date
----------                     -----                         ----

/s/ D. Scott Singdahlsen       Chief Executive Officer,      November 26, 2002
------------------------       President and Chairman
D. Scott Singdahlsen           Of The Board

/s/ S. L. Hutchison            Director                      November 26, 2002
------------------------
S. L. Hutchison

/s/ David Kilpatrick           Director                      November 26, 2002
------------------------
David Kilpatrick

/s/ Borden Putnam              Director                      November 26, 2002
------------------------
Borden Putnam

/s/ Bryce W. Rhodes            Director                      November 26, 2002
------------------------
Bryce W. Rhodes

/s/ Eric M. Sippel             Director                      November 26, 2002
------------------------
Eric M. Sippel

/s/ Andrew P. Calerich         Vice-President, Chief         November 26, 2002
------------------------       Financial Officer
Andrew P. Calerich             and Secretary

CERTIFICATIONS

     I, D. Scott Singdahlsen, certify that:

     1.   I have reviewed this annual report on Form 10-K of PYR Energy
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002                       /s/ D. Scott Singdahlsen
                                              ----------------------------------
                                              D. Scott Singdahlsen
                                              Chief Executive Officer

I, Andrew P. Calerich, certify that:

     1.   I have reviewed this annual report on Form 10-K of PYR Energy
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002                       /s/ Andrew P. Calerich
                                              ----------------------------------
                                              Andrew P. Calerich
                                              Chief Financial Officer

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)





                                      INDEX


Independent Auditor's Report                                         F-2

Balance Sheets
    August 31, 2002 and 2001                                         F-3

Statements of Operations
    Years Ended August 31, 2002, 2001 and 2000 and
    Cumulative Amounts from Inception to August 31, 2002             F-4

Statements of Members'/ Stockholders' Equity
    Period from Inception (May 31, 1996) to
    December 31, 1996, Eight Months Ended August 31, 1997 and
    Five Years Ended August 31, 2002                                 F-5 - F-8

Statements of Cash Flows
    Years Ended August 31, 2002, 2001 and 2000 and                   F-9 - F-10
    Cumulative Amounts from Inception to August 31, 2002

Notes to Financial Statements                                        F-11 - F-23

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PYR ENERGY CORPORATION

We have audited the accompanying balance sheets of PYR Energy Corporation (a development stage company) as of August 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2002 and cumulative amounts from inception to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation as of August 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2002 and cumulative amounts from inception to August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                           /s/ Wheeler Wasoff, P.C.
                                           ------------------------
                                           Wheeler Wasoff, P.C.

Denver, Colorado
October 28, 2002


                                               PYR ENERGY CORPORATION
                                           (A Development Stage Company)
                                                   BALANCE SHEETS
                                              AUGUST 31, 2002 and 2001

                                                       ASSETS

                                                                                         2002            2001
                                                                                     ------------    ------------
CURRENT ASSETS
   Cash                                                                              $  6,516,086    $  9,800,842
     Accounts receivable                                                                     --         1,173,751
     Prepaid expenses                                                                      47,365          74,636
                                                                                     ------------    ------------

          Total Current Assets                                                          6,563,451      11,049,229

PROPERTY AND EQUIPMENT                                                                  6,805,355      11,017,955

OTHER                                                                                      31,444            --
                                                                                     ------------    ------------

                                                                                     $ 13,400,250    $ 22,067,184
                                                                                     ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $    532,597    $  2,263,368
                                                                                     ------------    ------------

           Total Current Liabilities                                                      532,597       2,263,368
                                                                                     ------------    ------------

CONVERTIBLE NOTES PAYABLE                                                               6,000,000            --
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares
     Series A authorized 25,000 shares; issued and outstanding none                          --              --
   Common stock, $.001 par value; authorized 75,000,000 shares
      Issued and outstanding 23,701,357 shares (2002) and 23,691,357 shares (2001)         23,701          23,691
   Capital in excess of par value                                                      35,407,657      35,214,002
   Deficit accumulated during the development stage                                   (28,563,705)    (15,433,877)
                                                                                     ------------    ------------

                                                                                        6,867,653      19,803,816
                                                                                     ------------    ------------

                                                                                     $ 13,400,250    $ 22,067,184
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


                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS




                                                                                          Cumulative from
                                                                                            Inception to
                                                       Years ended August 31,                August 31,
                                                2002            2001            2000            2002
                                            ------------    ------------    ------------    ------------

REVENUES
   Oil and gas production                   $    132,569    $  1,201,979    $       --      $  1,334,548
   Interest income                               145,645         422,117         165,411         891,627
   Other                                            --              --              --           127,528
                                            ------------    ------------    ------------    ------------

                                                 278,214       1,624,096         165,411       2,353,703
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Lease operating expenses                       91,384         102,018            --           193,402
   Impairment, dry hole, and abandonments     11,722,830      13,339,911         200,000      25,584,110
   Depreciation and amortization                  14,605          17,823          18,327          98,601
   General and administrative                  1,496,329       1,306,635         929,420       5,294,424
   Interest                                       82,894            --               211         267,200
                                            ------------    ------------    ------------    ------------

                                              13,408,042      14,766,387       1,147,958      31,437,737
                                            ------------    ------------    ------------    ------------

OTHER INCOME
   Gain on sale of oil and gas prospects            --              --              --           556,197
                                            ------------    ------------    ------------    ------------

                                             (13,129,828)    (13,142,291)       (982,547)    (28,527,837)

INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                            --              --              --           (35,868)
                                            ------------    ------------    ------------    ------------


NET (LOSS)                                   (13,129,828)    (13,142,291)       (982,547)    (28,563,705)

   Less dividends on preferred stock                --           (62,880)       (178,621)       (292,411)
                                            ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS           $(13,129,828)   $(13,205,171)   $ (1,161,168)   $(28,856,116)
                                            ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED (Note 1)                  $       (.55)   $       (.59)   $       (.07)   $      (2.07)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (Note 1)                    23,693,521      22,226,906      16,069,869      13,935,299
                                            ============    ============    ============    ============


                The accompanying notes are an integral part of the financial statements.


                                                      PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                         STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                                    PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                              EIGHT MONTHS ENDED AUGUST 31, 1997 AND FIVE YEARS ENDED AUGUST 31, 2002
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                         Preferred Stock           Common Stock          Capital in     During the
                                          Members'     -------------------   -------------------------    Excess of     Development
                                          Equity        Shares     Amount       Shares        Amount      Par Value        Stage
                                        -----------    --------   --------   -----------   -----------   -----------    -----------

Inception, May 31, 1996                 $      --          --     $   --            --     $      --     $      --      $      --
Initial member contributions - cash           5,000        --         --            --            --            --             --
Member contribution- services                12,000        --         --            --            --            --             --
Distributions to members                    (24,000)       --         --            --            --            --             --
Net income                                   18,963        --         --            --            --            --             --
                                        -----------    --------   --------   -----------   -----------   -----------    -----------

Balance, December 31, 1996                   11,963        --         --            --            --            --             --
Member contributions - cash                  23,000        --         --            --            --            --             --
Member contribution - services               24,000        --         --            --            --            --             --
Distributions to members                    (42,000)       --         --            --            --            --             --
Net income - January 1, 1997 to
  August 5, 1997                             16,905        --         --            --            --            --             --
Issuance of common stock to members
  of PYR Energy, LLC upon merger
  ($.008 per share)                         (33,868)       --         --       4,000,000         4,000        29,868           --
Recapitalization of shares issued
  by Mar prior to merger                       --          --         --       1,059,804         1,060          (724)          --
Sales of common stock pursuant to
  private placement at $.25 per share          --          --         --       2,095,000         2,095       521,655           --
Sale of common stock pursuant to
  private placement at $.75 per share          --          --         --       2,000,000         2,000     1,498,000           --
Costs of private placements offerings          --          --         --            --            --        (280,711)          --
Net (loss) August 6, 1997 to August
  31, 1997                                     --          --         --            --            --            --          (57,825)
                                        -----------    --------   --------   -----------   -----------   -----------    -----------

Balance, August 31, 1997                       --          --         --       9,154,804         9,155     1,768,088       (57,825)

Net (loss)                                     --          --         --            --            --            --         (110,807)

Balance, August 31, 1998                $      --          --     $   --       9,154,804   $     9,155   $ 1,768,088    $  (168,632)
                                        -----------    --------   --------   -----------   -----------   -----------    -----------


                             The accompanying notes are an integral part of the financial statements.


                                                      PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                      STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                    PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                              EIGHT MONTHS ENDED AUGUST 31, 1997 AND FIVE YEARS ENDED AUGUST 31, 2002

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                    Preferred Stock              Common Stock           Capital in      During the
                                                -----------------------    -------------------------    Excess of      Development
                                                  Shares        Amount        Shares        Amount      Par Value         Stage
                                                -----------    --------    ------------    ---------   ------------    ------------

Balance Forward                                        --      $   --         9,154,804    $   9,155   $  1,768,088    $   (168,632)
Issuance of preferred stock for convertible
  notes                                              25,000          25            --           --        2,499,976            --
Unamortized convertible note financing costs           --          --              --           --          (73,319)           --
Issuance of common stock for interest on
  convertible debt, at $2.19 per share                 --          --            53,326           53        116,769            --
Issuance of common stock warrants for
  financing costs                                      --          --              --           --           56,833            --
Conversion of preferred stock to common stock
  at $.60 per share                                  (2,021)         (2)        336,833          337           (335)           --
Sale of common stock pursuant to private
  placement for cash of $1.60 per share                --          --         4,375,000        4,375      6,995,625            --
Costs of private placement                             --          --              --           --          (83,155)           --
Exercise of private placement warrants for
  cash of $2.50 per share                              --          --             3,125            3          7,809            --
Issuance of common stock for property, valued
  at $.75 per share                                    --          --           266,666          267        199,733            --
Issuance of common stock for property, valued
  at $2.00 per share                                   --          --           218,866          219        437,513            --
Preferred dividends paid                               --          --              --           --          (50,910)           --
Net (loss)                                             --          --              --           --             --        (1,140,407)
                                                -----------    --------    ------------    ---------   ------------    ------------

Balance August 31, 1999                              22,979    $     23      14,408,620    $  14,409   $ 11,874,627    $ (1,309,039)
                                                -----------    --------    ------------    ---------   ------------    ------------


                             The accompanying notes are an integral part of the financial statements.


                                                      PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                      STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                    PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                              EIGHT MONTHS ENDED AUGUST 31, 1997 AND FIVE YEARS ENDED AUGUST 31, 2002

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                               Preferred Stock                Common Stock              Capital in      During the
                                           ------------------------    ----------------------------     Excess of      Development
                                              Shares        Amount        Shares         Amounts        Par Value         Stage
                                           ------------    --------    ------------    ------------    ------------    ------------

Balance Forward                                  22,979    $     23      14,408,620    $     14,409    $ 11,874,627    $ (1,309,039)
Issuance of common stock for services
   (valued at $4.00 per share)                     --          --             5,000               5          19,995            --
Conversion of preferred stock to common
   stock at $.60 per share                       (8,716)         (9)      1,452,597           1,452          (1,443)           --
Exercise of warrants for cash of $.75
   per share                                       --          --            58,333              58          43,692            --
Exercise of private placement warrants
   for cash of $2.50 per share                     --          --           160,938             161         402,184            --
Issuance of common stock for payment of
   preferred dividends (valued at $4.30
   per share)                                      --          --            24,914              25             (25)           --
Issuance of common stock for payment of
   preferred dividends (valued at $5.24
   per share)                                      --          --            13,617              14             (14)           --
Sale of common stock pursuant to private
   placement for cash of $3.25 per share           --          --           220,000             220         714,780            --
Cost of private placement                          --          --              --              --           (11,857)           --
Exercise of common stock options                   --          --            27,500              28          26,285
Retirement of common stock received for
   option exercise                                 --          --            (2,500)             (3)        (10,310)
Sale of common stock pursuant to private
   placement for cash of $3.50 per share           --          --         2,700,000           2,700       9,447,300            --
Issuance of common stock warrants for
   offering costs                                  --          --              --              --           110,606            --
Costs of private placement                         --          --              --              --          (567,436)           --
Net (loss)                                         --          --              --              --              --          (982,547)
                                           ------------    --------    ------------    ------------    ------------    ------------

Balance August 31, 2000                          14,263    $     14      19,069,019    $     19,069    $ 22,048,384    $ (2,291,586)
                                           ------------    --------    ------------    ------------    ------------    ------------


                             The accompanying notes are an integral part of the financial statements.


                                                      PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                      STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                    PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                              EIGHT MONTHS ENDED AUGUST 31, 1997 AND FIVE YEARS ENDED AUGUST 31, 2002

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                               Preferred Stock               Common Stock               Capital in     During the
                                            ----------------------    ----------------------------      Excess of      Development
                                             Shares       Amounts        Shares         Amounts         Par Value         Stage
                                            ---------    ---------    ------------    ------------    ------------    ------------

Balance Forward                                14,263    $      14      19,069,019    $     19,069    $ 22,048,384    $ (2,291,586)
Conversion of preferred stock to common
   stock                                      (14,263)         (14)      2,377,234           2,377          (2,363)           --
Exercise of warrants for cash of $.75 per
   share                                         --           --           116,667             117          87,384            --
Exercise of private placement warrants for
   cash of $2.50 to $4.80 per share              --           --           439,723             439       1,469,226            --
Issuance of common stock for payment of
   preferred dividends (valued at $6.40
   per share)                                    --           --             9,825              10             (10)           --
Exercise of common stock options for cash
   at $.69 to $3.66 per share                    --           --           246,000             246         288,272
Retirement of common stock received for
   option exercise                               --           --           (17,111)            (17)       (114,971)
Sale of common stock for cash of $8.00
   per share                                     --           --         1,450,000           1,450      11,598,550            --
Costs of common stock sale                       --           --              --              --          (160,470)           --
Net (loss)                                       --           --              --              --              --       (13,142,291)
                                            ---------    ---------    ------------    ------------    ------------    ------------

Balance August 31, 2001                          --           --        23,691,357          23,691      35,214,002     (15,433,877)

Exercise of common stock options for cash
   at $1.50 per share                            --           --            10,000              10          14,990            --
Issuance of common stock warrants for
   services                                      --           --              --              --           178,665            --

Net (loss)                                       --           --              --              --              --       (13,129,828)
                                            ---------    ---------    ------------    ------------    ------------    ------------

Balance August 31, 2002                          --      $    --        23,701,357    $     23,701    $ 35,407,657    $(28,563,705)
                                            =========    =========    ============    ============    ============    ============


                             The accompanying notes are an integral part of the financial statements.


                                               PYR ENERGY CORPORATION
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                      Years Ended August 31,               Amounts from
                                                               2002            2001            2000         Inception
                                                           ------------    ------------    ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                             $(13,129,828)   $(13,142,291)   $   (982,547)   $(28,527,837)
    Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
         Depreciation and amortization                           14,605          17,823          18,327          98,602
         Contributed services                                      --              --              --            36,000
         Gain on sale of oil and gas prospects                     --              --              --          (556,197)
         Impairment, dry hole and abandonments               11,722,830      13,339,911         200,000      25,584,110
         Common stock issued for interest and services             --              --            20,000         136,822
         Warrants issued for services                           178,665            --              --           178,665
         Amortization of financing costs                            867            --              --            27,806
         Amortization of marketable securities                     --              --              --           (20,263)
    Changes in assets and liabilities
        Decrease (increase) in accounts receivable            1,173,751      (1,173,751)          2,516            (566)
        Decrease (increase) in prepaids                          27,270         (53,801)         (6,644)        (51,917)
        (Decrease) increase  in accounts payable             (1,172,192)         22,303        (105,802)     (1,090,286)
        Other                                                    (6,916)          1,946            --             1,279
                                                           ------------    ------------    ------------    ------------
    Net cash (used) by operating activities                  (1,190,948)       (987,860)       (854,150)     (4,183,782)
                                                           ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for furniture and equipment                       (11,293)        (30,757)         (4,200)       (132,205)
    Cash paid for oil and gas properties                     (8,325,204)    (11,329,468)     (5,929,267)    (30,811,699)
    Proceeds from sale of oil and gas properties                250,000            --              --         1,300,078
    Cash paid for marketable securities                            --              --              --        (5,090,799)
    Proceeds from sale of marketable securities                    --              --         5,111,062       5,111,062
    Cash received (paid) for reimbursable property costs           --           381,605            --           (28,395)
                                                           ------------    ------------    ------------    ------------
 Net cash (used) in investing activities                     (8,086,497)    (10,978,620)       (822,405)    (29,651,958)
                                                           ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Members capital contributions                                 --              --              --            28,000
     Distributions to members                                      --              --              --           (66,000)
     Cash from short-term borrowings                               --              --              --           285,000
     Repayment of short-term borrowings                            --              --              --          (285,000)
     Cash received upon recapitalization and merger                --              --              --               336
     Proceeds from sale of common stock                            --        11,600,000      10,165,000      30,788,750
     Proceeds from sale of convertible debt                   6,000,000            --              --         8,500,001
     Proceeds from exercise of warrants                            --         1,557,166         446,095       2,011,073
     Proceeds from exercise of options                           15,000         173,530          16,000         204,530
     Cash paid for offering and financing costs                 (22,311)       (160,470)       (468,687)     (1,058,759)
     Payments on capital lease                                     --              (920)         (1,742)         (5,195)
     Preferred dividends paid                                      --              --              --           (50,910)
                                                           ------------    ------------    ------------    ------------
  Net cash provided by financing activities                   5,992,689      13,169,306      10,156,666      40,351,826
                                                           ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE  IN CASH                             (3,284,756)      1,202,826       8,480,111       6,516,086
CASH, BEGINNING OF PERIODS                                    9,800,842       8,598,016         117,905            --
                                                           ------------    ------------    ------------    ------------
CASH, END OF PERIODS                                       $  6,516,086    $  9,800,842    $  8,598,016    $  6,516,086
                                                           ============    ============    ============    ============


                      The accompanying notes are an integral part of the financial statements.

                                                        F - 9

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (continued)
                 YEARS ENDED AUGUST 31, 2002, 2001 and 2000 and
                    PERIOD FROM INCEPTION TO AUGUST 31, 2002


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended August 31, 2002, 2001 and 2000, the Company paid cash for interest of $0, $0, and $211 respectively, on a capital lease.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the year ended August 31, 2002, the Company issued warrants, valued at $178,665, in conjunction with a financial advisory services agreement.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     PYR Energy Corporation (the "Company") is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. The Company's current activities are principally conducted in the State of California and the Rocky Mountain region of the United States. As of August 31, 2002, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7).

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

     Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation. For financial reporting purposes, the business combination was accounted for as an additional capitalization of Mar (a reverse acquisition with PYR LLC as the acquirer). The operations of PYR LLC are the only continuing operations of the Company. Effective July 02, 2001, the Company was reincorporated in Maryland through the merger of the Company into a wholly owned subsidiary, PYR Energy Corporation, a Maryland corporation

     The Company is an exploration stage oil and gas company. The Company's efforts, since August 1997, have consisted of financing activities and the acquisition of unproven properties and related seismic data. The Company has entered into participation and farm-in agreements with industry partners on certain of its properties pursuant to which these partners have acquired, for cash, interests in the Company's properties. During the year ended August 31, 1998, drilling of two test wells was commenced, with one well being plugged and abandoned and the other suffering a blowout. During the years ended August 31, 1999 and 2000, the Company continued its acquisition of unproven properties and related seismic data with industry partners, and participated in exploration of the properties, including the drilling of exploratory wells. During the year ended August 31, 2001, initial production of oil and gas commenced from the Company's East Lost Hills prospect. Although initial production resulted in test revenue from oil and gas sales of $1,201,979 being earned through August 31, 2001, a reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties were not economic to produce. (See Notes 2 and 3). Accordingly, based on the ceiling test limitation required for oil and gas companies utilizing the full cost method of accounting, the Company recognized an impairment of $13,339,911 on its oil and gas properties at August 31, 2001.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     During the year ended August 31, 2002, the Company participated in ongoing drilling operations at East Lost Hills and continued to refine seismic data and obtain the rights for additional exploration acreage in its other California and Rocky Mountain projects. Due to the uncertainty of whether or not additional activity will occur at its East Lost Hills project, and because of the uncertainty as to whether or not the Company will participate should additional activity occur, at August 31, 2002 the Company recognized an impairment expense of $11,722,830, primarily for the remaining basis in its East Lost Hills project.

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

     OIL AND GAS PROPERTIES

     The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. A reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties are not currently economic to produce and, therefore, at August 31, 2001, the Company had no proved reserves. The Company had not established additional production as of August 31, 2002 and, accordingly, did not prepare a reserve report.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Due to the uncertainty of whether or not additional activity will occur at its East Lost Hills project, and because of the uncertainty as to whether or not the Company will participate should additional activity occur, at August 31, 2002 the Company recognized an impairment expense of $11,722,830, primarily for the remaining basis in its East Lost Hills project.

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

     INCOME TAXES

     The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     At August 31, 2002, the Company had a net operating loss carryforward of approximately $22,530,000 that may be offset against future taxable income through 2022. These carryforwards are subject to review by the Internal Revenue Service.

     The Company has fully reserved the $4,900,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $1,800,000 is attributable to 2002.

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

     (LOSS) PER SHARE

     (Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Common shares issued to the members of PYR LLC upon completion of the merger are considered outstanding for all periods presented. Convertible equity instruments, such as convertible notes payable, stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

     SHARE BASED COMPENSATION

     In October 1995, SFAS 123, "Accounting for Stock-Based Compensation", was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts. See below, "Concentration of Credit Risks".

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have any impact on its financial position or results of operations.

     In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have any impact on its financial position or results of operations.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS 146 will have any impact on its financial position or results of operations.

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

     RECLASSIFICATION

     Certain reclassifications have been made to 2001 and 2000 amounts to conform to the 2002 presentation.

NOTE 2 - ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     Accounts receivable at August 31, 2001 included $1,173,155 of net revenue due from operator for oil and gas sales for the initial period from February to August 2001. At August 31, 2001, the Company had not received any payments for production from the operator. During 2002, the Company and the operator agreed to offset the receivable against payments due to the operator for cash calls and other liabilities in an amount equal to the revenue due. As of August 31, 2001, the Company's liability due to the operator exceeded accounts receivable for oil and gas sales by $774,037, including $456,585 for drilling costs not billed as of August 31, 2001.

     Accounts payable and accrued liabilities at August 31, 2002 and 2001 are as follows:

                                         2002         2001
                                      ----------   ----------

                   Due to operators   $  339,475   $1,947,192
                   Trade payables         49,132      254,213
                   Ad Valorem Tax         61,963       61,963
                   Accrued interest       82,027         --
                                      ----------   ----------

                                      $  532,597   $2,263,368
                                      ==========   ==========

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at August 31, 2002 and 2001 consisted of the following:

                                                     2002            2001
                                                 ------------    ------------
     Oil and gas properties, full cost method
       Unevaluated costs, not subject to
         amortization or ceiling test            $  6,771,111    $ 10,977,317
       Evaluated costs                             25,547,971      13,825,140
     Furniture and equipment                          121,904         118,208
                                                 ------------    ------------

                                                   32,440,986      24,920,665

     Less accumulated depreciation,
       amortization, and impairment               (25,635,631)    (13,902,710)
                                                 ------------    ------------

                                                 $  6,805,355    $ 11,017,955
                                                 ============    ============

     Information relating to the Company's costs incurred in its oil and gas operations during the years ended August 31, 2002, 2001, and 2000 is summarized as follows:

                                           2002          2001          2000
                                       -----------   -----------   -----------

     Property acquisition costs,
        unproved properties            $ 1,790,820   $ 4,114,449   $ 1,318,813
     Exploration costs                   1,519,819     2,448,990     4,610,454
     Development costs                   4,455,986     6,460,201          --
                                       -----------   -----------   -----------

                                       $ 7,766,625   $13,023,640   $ 5,929,267
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

     At August 31, 2002, the Company recognized an impairment expense of $11,722,830, primarily for the remaining basis in its East Lost Hills project. It is uncertain as to whether or not additional activity will occur at its East Lost Hills project, and it is uncertain as to whether or not the Company will participate should additional activity occur.

     During the year ended August 31, 2001, the Company earned its initial revenues from its oil and gas producing activities. A reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties are not economic to produce, and, therefore, at August 31, 2001, the Company had no proved reserves. Therefore, the Company has recorded an impairment of $13,339,911 based on the ceiling test limitation. The Company recorded impairment losses on undeveloped oil and gas properties of $200,000 for the year ended August 31, 2000.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

     At August 31, 2002, 2001, and 2000, accumulated charges to impairment were $25,547,970, $13,825,140, and $485,229, respectively.

     Depreciation expense for the years ended August 31, 2002, 2001, and 2000 was $14,605, $17,823, and $18,327, respectively.

     In November 2000, the Company purchased from a privately held non-related entity an additional 1.544% interest in the East Lost Hills project. At August 31, 2002, the Company had a 12.1193% interest in East Lost Hills.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

     In May 2002, the Company completed the sale of $6,000,000, 4.99% convertible promissory notes, due May 2009. The notes are convertible, together with accrued interest, into shares of the Company's common stock at the rate of $1.30 per share, at the option of the holder. No beneficial interest has been accrued to the notes, as the conversion price approximates the fair market value of the common shares as of the transaction date. Interest is payable semiannually in May and November.

NOTE 5 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     In April 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation pursuant to which the Company was authorized to issue 1,000,000 shares of preferred stock, with a par value of $.001 per share. The Board of Directors authorized the designation of a "Series A Preferred Stock," consisting of 25,000 shares, face value of $100 per share and a 10% cumulative dividend payable in cash or shares of common stock on January 1 and July 1 of each year. Holders of Series A Preferred Stock receive preference in the event of any liquidation, dissolution or winding up of the Company. The shares of Series A Preferred Stock were convertible into shares of common stock of the Company at an initial conversion price of $.60 per share. No beneficial interest has been accrued to the preferred stockholders as the conversion price of $.60 per share was substantially in excess of the fair market value of the common shares as of the transaction date.

     In April 1999, the holders of $2,500,000 of 10% convertible notes, due October 1999, converted the notes to 25,000 shares of Series A Preferred Stock. As of August 31, 2001, all shares of Series A Preferred Stock were converted to 4,166,664 shares of common stock at the initial conversion price of $.60 per share.

     COMMON STOCK

     Effective August 6, 1997, Mar completed a merger with PYR LLC (Note 1). In conjunction with the merger, the members of PYR LLC received 4,000,000 shares of common stock of Mar. These shares were recorded at the net members' equity of PYR LLC as of that date of $33,868. The 1,059,804 Mar shares outstanding as of the date of merger were recapitalized to the net assets of Mar of $336. For financial statement reporting purposes, this transaction was treated as a reverse acquisition whereby PYR LLC was considered the surviving and reporting entity. For legal purposes, however, Mar remained as the surviving entity; therefore, the capital structure of the Company was accordingly restated.

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

     During the year ended August 31, 1999, the Company issued shares of common stock, valued at the non-discounted trading market price as of the date of the transaction, in conjunction with the assignment to the Company of certain undeveloped oil and gas prospects located in California as follows:

     o 266,666 shares, valued at $.75 per share, as full consideration for property received.
     o 218,866 shares, valued at $2.00 per share, as partial consideration for property received.

     In April 1999, the Company issued 53,326 shares of common stock for accrued interest on convertible notes of $116,822. The shares issued were valued at $2.19 per share, the non-discounted trading price of the Company's common stock at the transaction date.

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

     During the year ended August 31, 2002, options to acquire 10,000 shares of common stock, at $1.50 per share, were exercised.

     WARRANTS

     In 2000, the Company issued warrants to purchase 70,875 shares of common stock at an exercise price of $5.50 per share through July 31, 2003 as partial consideration for a finder's fee in conjunction with the private placement of common stock. The warrants are valued at $110,606, using the Black-Scholes option pricing model. In May 2000, in conjunction with the sale of units of common stock and warrants as described above, the Company issued warrants to purchase 22,000 shares of common stock at an exercise price of $4.25 through May 19, 2003. In August 2000, in conjunction with the sale of units and common stock, the Company issued warrants to purchase 540,000 shares of common stock at an exercise price of $4.80 through July 31, 2003. At August 31, 2002, 395,714 warrants were outstanding.

     In May 2002, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.49 per share through May 8, 2007, as partial consideration for a financial advisory services agreement. The warrants are valued at $178,665, based on the Black-Scholes option pricing model, and this amount is included in general and administrative expenses as of August 31, 2002.

     At August 31, 2002, the status of outstanding warrants is as follows:

          Issue              Shares            Exercise          Expiration
          Date             Exercisable           Price              Date
          ----             -----------           -----              ----

      July 31, 2000          395,714             $4.80         July 31, 2003
     August 1, 2000           70,875             $5.50         July 31, 2003
       May 9, 2002           200,000             $1.49          May 8, 2007

     At August 31, 2002, the per share weighted average exercise price of outstanding warrants was $3.88 per share and the weighted average remaining contractual life was 2.0 years.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 6 - STOCK OPTION PLAN

     Under two stock option plans, options to purchase common stock may be granted until 2010. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grants. Generally, options vest 1/3 each year for a period of three years from grant date and can have a maximum term of up to 10 years. Options are issued to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,500,000 shares of common stock for these plans. At August 31, 2002 and 2001, options to purchase 825,000 and 1,000,000 shares, respectively, were available to be granted pursuant to the stock option plans.

     The status of outstanding options granted pursuant to the plans are as follows:

                                                 Number of   Weighted Avg.   Weighted Avg.
                                                  Shares    Exercise Price    Fair Value
                                                  ------    --------------    ----------
     Options Outstanding - September 1, 1999      821,000        $1.20          $ .74
     (149,000 exercisable)
     Granted                                      379,000        $3.06          $2.37
     Exercised                                    (27,500)       $ .96
                                                  -------

     Options Outstanding - August 31, 2000      1,172,500        $2.12          $1.26
     (447,500 exercisable)
     Granted                                      300,000        $6.10          $3.66
     Exercised                                   (246,000)       $1.17
                                                 --------

     Options Outstanding - August 31, 2001      1,226,500        $3.31          $1.94
     (537,333 exercisable)
     Granted                                      315,000        $1.66          $1.18
     Exercised                                    (10,000)       $1.50
     Expired                                     (140,000)       $2.57
                                                 --------

     Options Outstanding - August 31, 2002
     (858,165 exercisable)                      1,391,500        $3.03          $1.90
                                                =========

     The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                            2002           2001          2000
                                            ----           ----          ----

     Expected option life-years                 5              5           2-5
     Risk-free interest rate               4.375%          5.75%         5.50%
     Dividend yield                             0              0             0
     Volatility                            82-89%         68-75%        71-81%

     At August 31, 2002, the number of options exercisable was 858,165, the weighted average exercise price of these options was $2.57, the weighted average remaining contractual life of the options was 1.97 years and the exercise price was $.69 to $8.63 per share.


                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 6 - STOCK OPTION PLAN (continued)

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS
     123, the Company's net loss and loss per share for 2002, 2001, and 2000 would have been increased to the pro forma amounts indicated below:

                                                                      2002            2001           2000
                                                                  ------------    ------------    -----------

     Net (loss) applicable to common stockholders - as reported   $(13,129,828)   $(13,205,171)   $(1,161,168)
                                                                  ============    ============    ===========
     Net (loss) applicable to common stockholders - pro forma     $(13,995,781)   $(13,632,412)   $(1,483,622)
                                                                  ============    ============    ===========
     (Loss) per share - as reported                               $       (.55)   $       (.59)   $      (.07)
                                                                  ============    ============    ===========
     (Loss) per share - pro forma                                 $       (.59)   $       (.61)   $      (.09)
                                                                  ============    ============    ===========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:

                   Year ending August 31,
                           2003                      $97,723
                           2004                       97,723

     Rent expense was $98,415, $58,988, and $41,036 for the years ended August 31, 2002, 2001, and 2000, respectively.

     In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $1,120,000 in delay rentals and other costs during the fiscal year ending August 31, 2003 to maintain the right to explore these prospects.

     The Company may be subject to various possible contingencies which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

NOTE 8 - SEGMENT REPORTING

     In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - SEGMENT REPORTING (continued)

     During 2001, initial production commenced on the Company's East Lost Hills Prospect in California, and production continued through 2002. Results of operations for oil and gas operations in 2002 and 2001 are as follows:

                                                  2002            2001
                                              ------------    ------------
     Revenues
          Oil and gas sales                   $    132,569    $  1,201,979
                                              ------------    ------------

     Expense
          Lease operating expense                   91,384          40,055
          Ad Valorem Taxes                            --            61,963
          Impairment                            11,722,830      13,339,911
                                              ------------    ------------

                                                11,814,214      13,441,929
                                              ------------    ------------

     (Loss) from oil and gas operations       $(11,681,645)   $(12,239,950)
                                              ============    ============

     All sales of oil and gas were made to one customer.

     No depletion has been recorded on oil and gas properties. The Company recorded impairments against its entire amortizable full cost pool as of August 31, 2002, and 2001 and accordingly, had no costs to amortize. (See
     Note 3).

NOTE 9 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."


                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited financial data for each quarter for the years ended August 31, 2002, 2001 and 2000:

                                                                       Three Months Ended
     2002                                          11/30/01         2/28/02         5/31/02         8/31/02
     Revenues                                    $    108,914    $     58,564    $     62,087    $     48,649
                                                 ------------    ------------    ------------    ------------

     Operating expenses
         Lease operating expenses                      25,167           6,794          28,808          30,615
         Impairment, dry hole and abandonments        113,544            --              --        11,609,286
         Depreciation and amortization                  3,496           3,730           3,691           3,688
         General and administrative                   324,143         328,142         323,474         520,570
          Interest
                                                         --              --             6,562          76,332
                                                 ------------    ------------    ------------    ------------

                                                      466,350         338,666         362,535      12,240,491
                                                 ------------    ------------    ------------    ------------

     Net (Loss)                                  $   (357,436)   $   (280,102)   $   (300,448)   $(12,191,842)
                                                 ============    ============    ============    ============

     Net (Loss) per common share
          Basic and diluted                      $       (.02)   $       (.01)   $       (.01)   $       (.51)
                                                 ============    ============    ============    ============

     In the quarter ended August 31, 2002, the Company recorded an impairment of $11,560,212 on its East Lost Hills project.

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

     Net (Loss ) income per common share
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

                                      F-23