Form 10-K/A
period 2002-08-31
PYR ENERGY CORP
filed 2002-12-30
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A1*

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of December 27, 2002, the registrant had 23,701,357 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $2,864,000**. This calculation is based upon the closing sale price of 31 cents per share on December 27, 2002.

* This Amendment is being filed to include the information required by Part III, Items 11 and 12. For the convenience of the reader, we are filing the entire report in this amendment although the only changes from our Form 10-K filed on November 29, 2002 are to this cover page and the addition of Part III, Items 11 and 12.

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

     Item 9.  Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosure.............................30

Part III......................................................................30

     Item 10. Directors And Executive Officers Of Registrant..................30

     Item 11. Executive Compensation..........................................32

     Item 12. Security Ownership Of Certain Beneficial Owners And
              Management......................................................35

     Item 13. Certain Relationships And Related Transactions..................37

     Item 14. Controls and Procedures.........................................38

Part IV.......................................................................38

     Item 15. Exhibits, Financial Schedules And Reports On Form 8-K...........38

Signatures....................................................................40

Certifications................................................................41

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

     On December 27, 2002, the last reported sales price of our common stock on the AMEX was 31 cents.

Stockholders Of Record

     As of December 27, 2002, the number of record holders of our common stock was approximately 600 and the number of beneficial owners of our common stock was approximately 3,300.

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

Name                    Age     Position with the Company         Director Since
----                    ---     -------------------------         --------------
D. Scott Singdahlsen    44      Chief Executive Officer,               1997
                                President, and Chairman
                                Of the Board
Andrew P. Calerich      38      Chief Financial Officer, Vice           ---
                                President and Secretary
S. L. Hutchison         70      Director                               1999
David Kilpatrick        52      Director                               2002
Borden Putnam           49      Director                               2002
Bryce W. Rhodes         49      Director                               1999
Eric M. Sippel          41      Director                               2002
Kenneth R. Berry, Jr.   50      Vice President-Land                     ---

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

     Eric M. Sippel became a Director of the Company in May of 2002. Mr. Sippel joined Eastbourne Capital Management, L.L.C. as its Chief Operating Officer and General Counsel in 2000. Prior to that, he was a partner at the law firm of Shartsis, Friese & Ginsburg LLP, in San Francisco, California, where he practiced law from 1990-1999. Mr. Sippel currently serves on the Board of Directors of Blacklight Power, Inc., a private company. He received his B.A. degree with Honors in General Scholarship from Wesleyan University in 1983 and his J.D. degree with Distinction from Stanford Law School in 1986.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the last three completed fiscal years ended August 31, 2002 by D. Scott Singdahlsen, our Chief Executive Officer, President and Chairman Of The Board, and Andrew P. Calerich, our Chief Financial Officer, Vice President and Secretary. Other than Messrs. Singdahlsen and Calerich, none of our executive officers received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                         Summary Compensation Table
                                         --------------------------

                                                                         Long-Term Compensation
                                                                         ----------------------
                                     Annual Compensation               Awards              Payouts
                          -----------------------------------------  ------------------------------

                                                          Other      Restricted             LTIP       All other
      Name and            Fiscal   Salary     Bonus       Annual        Stock    Options   Payouts   compensation
 Principal Position        Year    ($)(1)     ($)(2)   Compensation  Awards ($)    (#)     ($)(4)       ($)(5)
                                                          ($)(3)
-----------------------------------------------------------------------------------------------------------------
D. Scott Singdahlsen       2002     $175,000    $-0-        -0-         -0-        -0-       -0-         -0-
Chief Executive Officer,
President and Chairman     2001     $128,250  $40,000       -0-         -0-        -0-       -0-         -0-
Of the Board
                           2000     $110,000    $-0-        -0-         -0-        -0-       -0-         -0-

Andrew P. Calerich         2002      $95,682    $-0-        -0-         -0-        -0-       -0-         -0-
Chief Financial Officer,
Vice President and         2001      $90,666  $10,000       -0-         -0-        -0-       -0-         -0-
Secretary
                           2000      $85,000    $-0-        -0-         -0-        -0-       -0-         -0-
---------------

(1) The dollar value of base salary (cash and non-cash) received during the year indicated.

(2) The dollar value of bonus (cash and non-cash) received during the year indicated.

(3) During the period covered by the Summary Compensation Table, we did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) We do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our 1997 and 2000 Stock Option Plans.

(5) All other compensation received that we could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

Option Grants Table

     The following table provides certain summary information concerning individual grants of stock options made during the fiscal year ended August 31, 2002 to the following named executive officers.

               Option Grants For Fiscal Year Ended August 31, 2002
               ---------------------------------------------------

                     Number of
                     Securities    % of Total
                     Underlying    Options Granted   Exercise
                     Options       to Employees in   Price           Expiration
        Name         Granted (#)   Fiscal Year       ($/Share)       Date
        ----         -----------   -----------       ---------       ----

D. Scott Singdahlsen   15,000         5.8%            $1.82          4/11/07

Andrew P. Calerich     45,000        17.6%            $1.68          4/11/07


Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table provides certain summary information concerning stock option exercises during the fiscal year ended August 31, 2002 by the named executive officers and the value of unexercised stock options held by the named executive officers as of August 31, 2002.



                                            Aggregated Option Exercises
                                       For Fiscal Year Ended August 31, 2002
                                          And Year-End Option Values (1)
                                          ------------------------------

                                                               Number of Securities        Value of Unexercised
                                                              Underlying Unexercised             In-the-
                                                              Options at Fiscal Year-        Money Options at
                                                                    End (#) (4)           Fiscal Year-End ($) (5)
                                                            --------------------------   -------------------------
                      Shares
                      Acquired on
       Name           Exercise (2)   Value Realized ($)(3)  Exercisable  Unexercisable  Exercisable  Unexercisable
       ----           ------------   ---------------------  -----------  -------------  -----------  -------------

D. Scott Singdahlsen      None               $-0-             100,000       115,000        $-0-           $-0-

Andrew P. Calerich        None               $-0-             105,000        90,000       18,750          $-0-


(1) No stock appreciation rights are held by any of the named executive officers.

(2) The number of shares received upon exercise of options during the year ended August 31, 2002.

(3) With respect to options exercised during the year ended August 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of August 31, 2002, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of August 31, 2002, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable and those options that were not yet exercisable on August 31, 2002 based on the closing sale price of our common stock on that date, which was $1.00 per share.

Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

     Excluding the Company's stock option plans, we do not have any long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Compensation of Outside Directors

     On April 12, 2002, the Company granted options to purchase 20,000 shares of common stock to Mr. Hutchison and Mr. Rhodes who, at that time, were the only outside directors of the Company. The exercise price of the options is $1.65 per share, with 5,000 of the options immediately vesting and the remaining 15,000 of the options vesting 2,500 options for each fiscal quarter served as Director beginning June 1, 2002. Effective with Mr. Kilpatrick becoming a non-employee member of the Board of Directors on June 4, 2002, the Company granted him options to purchase 20,000 shares of common stock at an exercise price of $1.72 per share. The options vest 2,500 options for each fiscal quarter served as Director beginning with the Company's fiscal quarter ended August 31, 2002. The Company has not granted options to Mr. Sippel or Mr. Putnam. Should the Company grant options to Mr. Sippel or Mr. Putnam, each has notified the Company that they will assign beneficial ownership of the options to the entities currently holding the Company's Convertible Notes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership Of Directors And Principal Stockholders

     As of December 19, 2002, there were 23,701,357 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:


Name and Address of                           Number of Shares           Percentage of
Beneficial Owner                              Beneficially Owned (1)     Shares Outstanding
----------------                              ----------------------     ------------------
D. Scott Singdahlsen                                2,007,034 (2)               8.4%
1675 Broadway, Suite 2450
Denver, Colorado  80202

S.L. Hutchison                                      3,305,908 (3)              13.93%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Borden Putnam                                       8,374,696 (4)              29.45%
c/o Eastbourne Capital Management, L.L.C.
1101 Fifth Avenue, Suite 160
San Rafael, CA  94901


Name and Address of                           Number of Shares           Percentage of
Beneficial Owner                              Beneficially Owned (1)     Shares Outstanding
----------------                              ----------------------     ------------------

Bryce W. Rhodes                                       284,089(5)                1.2%
c/o Whittier Energy Company
462 Stevens Avenue, Suite 109
Solana Beach, California  92075

Eric M. Sippel                                      8,366,116 (6)              29.42%
c/o Eastbourne Capital Management, L.L.C.
1101 Fifth Avenue, Suite 160
San Rafael, CA  94901

All Executive Officers and Directors as a          14,494,592                  50.08%
group  (eight persons)                             (2)(3)(4)(5)(6)(7)(8)(9)

Victory Oil Company                                 3,079,384 (10)             12.99%
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Eastbourne Capital Management, L.L.C.               8,366,116 (11)             29.42%
1101 Fifth Avenue, Suite 160
San Rafael, CA  94901

----------

(*)  Less than one percent.

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) The shares shown for Mr. Singdahlsen include 200,000 shares owned by Mr. Singdahlsen's two minor children. Also includes options to purchase 66,667 shares at $4.40 per share until May 15, 2005 and 66,667 shares at $5.98 per share until November 27, 2005.

(3) Includes options to purchase 20,000 shares at $4.125 per share until December 20, 2002 and options to purchase 15,000 shares at $1.65 per share until April 11, 2007 that currently are exercisable or that will become exercisable within the next 60 days. Also includes the shares shown as beneficially owned by Victory Oil Company as described in note (10) below. Mr. Hutchison is the Vice President and Chief Financial Officer of Victory Oil Company. Mr. Hutchison disclaims beneficial ownership of the shares beneficially owned by Victory Oil Company.

(4) Includes 7,150 shares and warrants to purchase 1,430 shares at $4.80 per share until July 31, 2003 owned by Mr. Putnam. Also includes the shares shown as beneficially owned by Eastbourne Capital Management, L.L.C. as described in note (11) below. Mr. Putnam is an analyst with Eastbourne and disclaims beneficial ownership of the shares benefically owned by Eastbourne Capital Management, L.L.C.

(5) Includes 13,000 shares of common stock owned by Mr. Rhodes and 64,414 shares of common stock owned by Adventure Seekers Travel, Inc. Adventure Seekers is owned by Mr. Rhodes' wife and Mr. Rhodes is the President of Adventure Seekers. Also includes 171,625 shares that are held by Whittier Energy Company. Mr. Rhodes is a Vice President of Whittier Energy Company. Mr. Rhodes disclaims beneficial ownership of the shares beneficially owned by Whittier Energy Company. Also includes options to purchase 20,000 shares at $4.125 per share until December 20, 2002 and options to purchase 15,000 shares at $1.65 per share until April 11, 2007 that currently are exercisable or that will become exercisable within the next 60 days.

(6) The shares shown for Mr. Sippel reflect the shares shown as beneficially owned by Eastbourne Capital Management, L.L.C. as described in note (11) below. Mr. Sippel is Chief Operating Officer and General Counsel for Eastbourne and disclaims beneficial ownership of the shares beneficially owned by Eastbourne Capital Management, L.L.C.

(7) Includes 100,000 shares of common stock and options to purchase 105,000 shares of common stock at exercise prices ranging from $.69 to $5.44 per share that currently are exercisable or that will become exercisable within the next 60 days that are held by Andrew P. Calerich, Vice-President, Chief Financial Officer and Secretary of the Company, and 32,600 shares held by Mr. Calerich's wife's individual retirement account.

(8) Includes the following securities held directly or indirectly by Kenneth R. Berry, Jr., who is Vice President of Land: an aggregate of 70,265 shares owned by various entities, IRAs, and trusts with which Mr. Berry, or his spouse or minor daughter, is associated; and options to purchase 210,000 shares of common stock at exercise prices ranging from $.69 to $5.44 per share that currently are exercisable or that will become exercisable within the next 60 days.

(9) Includes options to purchase 5,000 shares at $1.72 per share until June 4, 2007 that currently are exercisable or that will become exercisable within the next 60 days owned by Mr. Kilpatrick.

(10) Includes 100,000 shares owned by Crail Fund, a partnership that is owned by the shareholders of Victory Oil Company. See "Certain Transactions With Management And Principal Stockholders".

(11) The shares reflected include the shares beneficially owned by Eastbourne Capital Management, L.L.C., a registered investment adviser, Richard Jon Barry, Manager of Eastbourne and the following companies to which Eastbourne is investment adviser: Black Bear Offshore Master Fund Limited, a Cayman Island exempted company, Black Bear Fund I, L.P. and Black Bear Fund II, LLC. These shares include the equivalent shares of common stock underlying $6,151,751 of convertible notes held by Black Bear Offshore Master Fund Limited, Black Bear Fund I, L.P. and Black Bear Fund II, LLC in the aggregate amount of 4,732,116 shares.

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

                                              PYR ENERGY CORPORATION



     Date: December 30, 2002                  By: /s/ D. Scott Singdahlsen
                                              ----------------------------------
                                              D. Scott Singdahlsen
                                              Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                     Title                         Date
----------                     -----                         ----

/s/ D. Scott Singdahlsen       Chief Executive Officer,      December 30, 2002
------------------------       President and Chairman
D. Scott Singdahlsen           Of The Board

/s/ S. L. Hutchison            Director                      December 30, 2002
------------------------
S. L. Hutchison

/s/ David Kilpatrick           Director                      December 30, 2002
------------------------
David Kilpatrick

/s/ Borden Putnam              Director                      December 30, 2002
------------------------
Borden Putnam

/s/ Bryce W. Rhodes            Director                      December 30, 2002
------------------------
Bryce W. Rhodes

/s/ Eric M. Sippel             Director                      December 30, 2002
------------------------
Eric M. Sippel

/s/ Andrew P. Calerich         Vice-President, Chief         December 30, 2002
------------------------       Financial Officer
Andrew P. Calerich             and Secretary

CERTIFICATIONS

     I, D. Scott Singdahlsen, certify that:

     1. I have reviewed this annual report on Form 10-K/A1 of PYR Energy Corporation;

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


Date: December 30, 2002                       /s/ D. Scott Singdahlsen
                                              ----------------------------------
                                              D. Scott Singdahlsen
                                              Chief Executive Officer

I, Andrew P. Calerich, certify that:

     1. I have reviewed this annual report on Form 10-K/A1 of PYR Energy Corporation;

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


Date: December 30, 2002                       /s/ Andrew P. Calerich
                                              ----------------------------------
                                              Andrew P. Calerich
                                              Chief Financial Officer

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

     Net (Loss) income per common share
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