Form 10-Q
period 2002-11-30
PYR ENERGY CORP
filed 2003-01-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of January 14, 2003 is as follows:

         $.001 Par Value Common Stock                23,701,357
                                                     ----------

                             PYR ENERGY CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

              Balance Sheets -  November 30, 2002 (Unaudited) and
              August 31, 2002 ...............................................  3

              Statements of Operations - Three Months Ended November 30, 2002 and November 30, 2001 and Cumulative Amounts
              From Inception Through November 30, 2002 (Unaudited)...........  4

              Statements of Cash Flows - Three Months Ended November 30, 2002 and November 30, 2001 and Cumulative Amounts
              From Inception Through November 30, 2002 (Unaudited)...........  5

              Notes to Financial Statements..................................  6

              Summary of Significant Accounting Policies.....................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................  7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 12

     Item 4.  Controls and Procedures........................................ 13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 13

     Item 2.  Changes in Securities and Use of Proceeds...................... 13

     Item 3.  Defaults Upon Senior Securities................................ 13

     Item 4.  Submission of Matters to a Vote of Security Holders............ 13

     Item 5.  Other Information.............................................. 13

     Item 6.  Exhibits and Reports on Form 8-K............................... 14

     Signatures.............................................................. 14

     Certifications.......................................................... 15


                                        PART I
ITEM 1. FINANCIAL STATEMENTS

                                PYR ENERGY CORPORATION
                             (A Development Stage Company)
                                    BALANCE SHEETS


                                        ASSETS
                                                           11/30/02         8/31/02
                                                         ------------    ------------
                                                          (UNAUDITED)
CURRENT ASSETS
   Cash                                                  $  5,739,191    $  6,516,086
   Deposits and prepaid expenses                              118,048          47,365
                                                         ------------    ------------
      Total Current Assets                                  5,857,239       6,563,451
                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                31,157          34,244
   Oil and gas properties, net                              6,985,098       6,771,111
                                                         ------------    ------------
                                                            7,016,255       6,805,355
                                                         ------------    ------------

OTHER ASSETS
   Deferred financing costs and other assets                   30,648          31,444
                                                         ------------    ------------
                                                               30,648          31,444
                                                         ------------    ------------
                                                         $ 12,904,142    $ 13,400,250
                                                         ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $    721,111    $    532,597
                                                         ------------    ------------
      Total Current Liabilities                               721,111         532,597
                                                         ------------    ------------


CONVERTIBLE NOTES                                           6,151,751       6,000,000
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 75,000,000 shares
            Issued and outstanding - 23,701,357 shares         23,701          23,701
   Capital in excess of par value                          35,407,657      35,407,657
   Deficit accumulated during the development stage       (29,400,078)    (28,563,705)
                                                         ------------    ------------
                                                            6,031,280       6,867,653
                                                         ------------    ------------
                                                         $ 12,904,142    $ 13,400,250
                                                         ============    ============


                                 PYR ENERGY CORPORATION
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                               Three           Three
                                               Months          Months        Inception
                                               Ended           Ended          Through
                                              11/30/02        11/30/01        11/30/02
                                            ------------    ------------    ------------

REVENUES
   Oil and gas revenues                     $     47,544    $     46,256    $  1,382,092
   Interest                                       20,746          62,658         912,373
   Other                                            --              --           127,528
                                            ------------    ------------    ------------
                                                  68,290         108,914       2,421,993

OPERATING EXPENSES
   Lease operating expenses                       21,037          25,167         214,439
   Impairment, dry hole, and abandonments        479,668         113,544      26,063,778
   Depreciation and amortization                   3,086           3,496         101,687
   General and administrative                    325,306         324,143       5,619,730
   Interest                                       75,566            --           342,766
                                            ------------    ------------    ------------
                                                 904,663         466,350      32,342,400

OTHER INCOME
   Gain on sale of oil and gas prospects            --              --           556,197
                                            ------------    ------------    ------------

                                                (836,373)       (357,436)    (29,364,210)

INCOME APPLICABLE TO
PREDECESSOR LLC                                     --              --           (35,868)
                                            ------------    ------------    ------------

NET (LOSS) INCOME                               (836,373)       (357,436)    (29,400,078)

   Less dividends on preferred stock                --              --          (292,411)
                                            ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS           $   (836,373)   $   (357,436)   $(29,692,489)
                                            ============    ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           (0.04)          (0.02)          (2.07)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                     23,701,357      23,691,357      14,310,917
                                            ============    ============    ============



                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                    Cumulative Amounts
                                                                                      from Inception
                                                         11/30/02        11/30/01    Through 11/30/02
                                                       ------------    ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                             $   (836,373)   $   (357,436)   $(29,364,210)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities
   Depreciation and amortization                              3,086           3,496         101,688
   Contributed services                                        --              --            36,000
   Gain on sale of oil and gas prospects                       --              --          (556,197)
   Impairment, dry hole and abandonments                    479,668         113,544      26,063,778
   Common stock issued for interest on debt                    --              --           136,822
   Common stock issued for services                            --              --           178,665
   Amortization of financing costs                              796            --            28,602
   Amortization of marketable securities                       --              --           (20,263)
   Accrued interest converted into debt                      71,487            --           151,751
Changes in assets and liabilities
   (Increase) in accounts receivable                           --           (35,258)           (566)
   (Increase) in prepaids                                   (70,683)        (21,025)       (122,600)
   Increase (decrease) in accounts payable, accruals        322,417         (30,797)       (848,133)
   Other                                                       --              --             1,279
                                                       ------------    ------------    ------------
Net cash provided (used) by operating activities            (29,602)       (327,476)     (4,213,384)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                       --            (3,007)       (132,205)
   Cash paid for oil and gas properties                    (747,293)     (1,809,550)    (31,558,992)
   Proceeds from sale of oil and gas properties                --              --         1,300,078
   Cash paid for marketable securities                         --              --        (5,090,799)
   Proceeds from sale of marketable securities                 --              --         5,111,062
   Cash paid for reimbursable property costs                   --              --           (28,395)
                                                       ------------    ------------    ------------
Net cash (used) in investing activities                    (747,293)     (1,812,557)    (30,399,251)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                               --              --            28,000
   Distributions to members                                    --              --           (66,000)
   Cash from short-term borrowings                             --              --           285,000
   Repayment of short-term borrowings                          --              --          (285,000)
   Cash received upon recapitalization and merger              --              --               336
   Proceeds from sale of common stock                          --              --        30,788,750
   Proceeds from sale of convertible debt                      --              --         8,500,001
   Proceeds from exercise of warrants                          --              --         2,011,073
   Proceeds from exercise of options                           --              --           204,530
   Cash paid for offering and financing costs                  --              --        (1,058,759)
   Payments on capital lease                                   --              --            (5,195)
   Preferred dividends paid                                    --              --           (50,910)
                                                       ------------    ------------    ------------
Net cash provided by financing activities                      --              --        40,351,826
                                                       ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                            (776,895)     (2,140,033)      5,739,191

CASH, BEGINNING OF PERIODS                                6,516,086       9,800,841            --
                                                       ------------    ------------    ------------
CASH, END OF PERIODS                                   $  5,739,191    $  7,660,808    $  5,739,191
                                                       ============    ============    ============

                                                  5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2002

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended November 30, 2002 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K/A1 for the year ended August 31, 2002.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 2002, there were no cash equivalents.

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

     We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At August 31, 2002, we had no proved reserves and recorded an impairment charge against the net value of our evaluated properties of approximately $11,723,000 based on the ceiling test limitation. This charge relates primarily to costs incurred at our East Lost Hills project. We continue to incur costs at East Lost Hills and recorded an impairment charge of $479,668 for our fiscal quarter ended November 30, 2002. Although properties may be considered as evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred.

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

NOTE 2 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended. On November 24, 2002, we elected to add $151,751 in interest due on these notes to the principal balance (rather than pay the interest in cash on a current basis) so that at November 30, 2002 the aggregate balance of these notes reflected Convertible Notes under Long Term Debt was $6,151,751.


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

     We paid approximately $747,000 and $1,810,000 during the three months ended November 30, 2002 and 2001, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs, with respect to our identified exploration and exploitation projects.

     We control interests in several exploration projects in the San Joaquin Basin and in select areas of the Rocky Mountains. In addition to East Lost Hills, projects in the San Joaquin Basin include our Wedge and Bulldog prospects, which are large target reserve, deep Temblor gas prospects located to the northwest of our East Lost Hills acreage, and our Blizzard prospect which is a light oil Stevens target. In the Rocky Mountains, we currently are focusing on our Cumberland and Mallard projects, located in southwestern Wyoming, and on our Montana Foothills project. We intend to raise project financing from outside sources to assist in funding the drilling of initial test wells in the California and Wyoming projects. We do not intend to sell additional equity in order to finance the drilling of exploration wells, but intend to establish a separate entity that will purchase a portion of our working interests in these projects. By combining participation of the drilling fund with potential industry partners, we expect to commence drilling exploration wells in up to five of these projects during the next 12 months, with the number of wells subject to increase to the extent that additional projects are added to our portfolio. However, there can be no assurance that any wells will be drilled, or if drilled, that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to raise capital through the drilling fund and the level of industry participation in our exploration projects, we anticipate spending up to $2 million for capital expenditures relating to exploration of our projects during the next 12 months. We may need to raise additional funds in the future to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties, although there is no assurance continued funding will be available.

     At November 30, 2002, we had a working capital amount of approximately $5,136,000 and had $6,151,751 of convertible notes outstanding. These notes are due on May 24, 2009 and call for semi-annual interest payments at an annual rate of 4.99%. The notes are convertible into shares of common stock at the rate of $1.30 per share. At November 30, 2002, we had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following is a summary of the current status of our exploration projects:

     East Lost Hills, California. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production. Because of the very high historical cost structure of operations, the expiration of certain leases and uncertainties regarding the ability or desire of other participants to continue to fund operations at East Lost Hills, we are limiting our capital expenditures here to those that we are contractually liable for until such a point in time as many of the ongoing problems associated with the play are mitigated, of which there is no assurance. If additional operations are proposed, we will carefully evaluate to what extent, if any, we will participate in those operations.

     During our first quarter ended November 30, 2002, our only producing well, the East Lost Hills ELH #1, produced a gross total of approximately 169 mmcfe, averaging approximately 1.9 mmcfe per day. Water production during this period averaged approximately 5,900 barrels per day. We own a 12.12% working interest in this well.

     The operator at East Lost Hills has formally proposed plugging the ELH #4 and ELH #9 wells. Although we have consented to these operations, we have not been notified if or when these wells will be plugged. We own a 12.12% working interest in each of these wells.

     We understand that the participants intend to complete the East Lost Hills Aera Energy LLC NWLH 1-22 well for production testing. However, we have been notified by the operator that certain participants do not currently have the financial ability to proceed with the completion and are attempting to raise additional funds or bring in additional participants. Since late August 2002, the drilling rig has remained on location on standby rate in anticipation of the commencement of completion operations. Because we have determined to prioritize our financial resources on other prospects, we have notified the operator of our non-consent election in the completion of this well. We own a 4.04% working interest in this well.

     Pyramid Power Prospect, California. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. The initial test well, located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. On July 17, 2002, the well reached total depth of 20,465 feet. Upon running final casing, the rig was released. Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation, was operator of the well during drilling. Upon release of the rig, Oxy Lost Hills Inc. ("Oxy") took over as operator. Completion operations began during December 2002, and actual production testing is expected to occur during January of 2003. We originally owned a working interest in this project of 3.75%, but have committed to assign 25% of that interest to Oxy in order to gain Oxy's active involvement as operator and participation as owner. The new working interest of 2.81% continues to be carried through the tanks in this initial test well. The participants at Pyramid Power jointly control approximately 16,100 gross and 14,700 net acres over the prospect.

     Wedge Prospect, California. This is a seismically identified Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles further northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. We currently control approximately 12,100 gross and approximately 11,600 net acres here. Our approach is to sell down our working interest and retain a 25% to 50% working interest in this prospect.

     Bulldog Prospect, California. This project is a 2D seismically identified natural gas and condensate prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin basin. We currently control approximately 15,600 gross and approximately 15,100 net acres here. We expect to sell down our working interest in this project and retain a 25% to 50% working interest in the prospect acreage and in a 14,000 foot test well we expect to drill during calendar 2003.

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

     Cumberland Project, Wyoming. The Cumberland project, located within the Overthrust Belt of southwest Wyoming, is a gas-condensate exploration prospect in Uinta County, Wyoming. Cumberland is at the northern end of the historically productive Nugget trend on the hangingwall of the Absaroka thrust fault. The prospect lies along trend of and just north of Ryckman Creek field, which was discovered in 1975.

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

     Mallard Project, Wyoming. The Mallard project, located within the Overthrust Belt of SW Wyoming, is a sour gas and condensate exploration prospect in Uinta County, Wyoming. Mallard is within the Paleozoic trend of productive fields on the Absaroka thrust. Mallard directly offsets and is adjacent to the giant sour gas field of Whitney Canyon-Carter Creek.

     We interpret the Mallard prospect to occupy a separate fault block, adjacent to the Whitney Canyon field, generated by a complex imbricated system of faults splaying off of the Absaroka thrust. Paleozoic targets at the Mallard prospect include the Mississippian Mission Canyon, as well as numerous secondary objectives in the Ordovician, Pennsylvanian, and Permian sections.

     We currently control approximately 3,900 gross and net acres in the project and expect to sell down our working interest to between 25% and 50%. We intend to commence the drilling of an initial exploration well during 2003.

Results of Operations

     The quarter ended November 30, 2002 compared with the quarter ended November 30, 2001.

     Operations during the quarter ended November 30, 2002 resulted in a net loss of $836,373 compared to a net loss of $357,436 for the quarter ended November 30, 2001. The primary components that account for the difference are an increase in impairment charge of approximately $366,000 and an increase in interest expense of approximately $76,000 over the prior year period. A broader discussion of these and the other components are presented below.

     Oil and Gas Revenues and Expenses. During the quarter ended November 30, 2002, we recorded $36,890 from the sale of 10,947 mcf of natural gas for an average price of $3.37 per mcf and $10,654 from the sale of 452 bbls of hydrocarbon liquids for an average price of $23.57 per barrel. Lease operating expenses during this period were $21,037. During the quarter ended November 30, 2001, we recorded $20,995 from the sale of 8,985 mcf of natural gas for an average price of $2.34 per mcf and $8,700 from the sale of 485 bbls of hydrocarbon liquids for an average price of $17.94 per barrel. Overriding royalty revenues dating back to commencement of production of the ELH #1 well of $16,561 were also recorded during the quarter ended November 30, 2001. Lease operating expenses during this period totaled $25,167.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarters ended November 30, 2002 and November 30, 2001. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool both at November 30, 2002 and November 30, 2001, and therefore had no costs to amortize. We recorded $3,086 and $3,496 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 2002 and November 30, 2001, respectively.

     Dry Hole, Impairment and Abandonments. During the quarter ended November 30, 2002, we recorded an impairment of $479,668 for additional costs that continue to be incurred primarily on the East Lost Hills property. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred. During the quarter ended November 30, 2001, we recorded $113,544 in impairment expense.

     General and Administrative Expense. We incurred $325,306 and $324,143 in general and administrative expenses during the quarters ended November 30, 2002 and November 30, 2001, respectively.

     Interest Expense. We incurred $75,566 in interest expense for the quarter ended November 30, 2002 associated with outstanding convertible notes due May 24, 2009. We incurred no interest expense during the quarter ended November 30, 2001.

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

     Many factors will affect actual net cash flows, including: the amount and timing of actual production; supply and demand for natural gas; curtailments or increases in consumption by natural gas purchasers; and changes in governmental regulations or taxation.

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

ITEM 4. CONTROLS AND PROCEDURES

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

     Through November 30, 2002, all of the proceeds from this sale of common stock have been used as described in the prospectus supplement to fund our planned exploration and development activities, primarily in the San Joaquin Basin of California. Included in the total amount is approximately $152,000 used during the quarter ended November 30, 2002.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the Quarter ended November 30, 2002, we filed one report on Form 8-K:

          A Form 8-K was filed on November 29, 2002 reporting a news release dated November 29, 2002.



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



       Signatures                        Title                        Date
       ----------                        -----                        ----


/s/ D. Scott Singdahlsen       President, Chief Executive       January 14, 2003
------------------------       Officer and Chairman
D. Scott Singdahlsen           Of The Board



/s/ Andrew P. Calerich         Vice-President and               January 14, 2003
----------------------         Chief Financial Officer
Andrew P. Calerich

                                 CERTIFICATIONS

I, D. Scott Singdahlsen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PYR Energy Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                            /s/ D. Scott Singdahlsen
                                                  ------------------------------
                                                  D. Scott Singdahlsen
                                                  Chief Executive Officer

I, Andrew P. Calerich, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PYR Energy Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                          /s/ Andrew P. Calerich
                                                --------------------------------
                                                Andrew P. Calerich
                                                Chief Financial Officer