Form 10-Q
period 2003-02-28
PYR ENERGY CORP
filed 2003-04-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------   --------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                               95-4580642
 ----------------------------                                 -----------------
(State or jurisdiction of                                    (I.R.S .Employer
incorporation or organization)                               Identification No.)


 1675 Broadway, Suite 2450, Denver, CO                             80202
 --------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code (303) 825-3748
                                                           --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No   [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of April 14, 2003 is as follows:

           $.001 Par Value Common Stock                23,701,357
                                                       ----------

                             PYR ENERGY CORPORATION
                                    FORM 10-Q
                                      INDEX





PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements........................................    3

              Balance Sheets -  February 28, 2003 (Unaudited) and
              August 31, 2002.............................................    3

              Statements of Operations - Three Months and Six Months
              Ended February 28, 2003 and February 28, 2002 and
              Cumulative Amounts From Inception Through February 28,
              2003 (Unaudited)............................................    4

              Statements of Cash Flows - Six Months Ended February 28,
              2003 and February 28, 2002 and Cumulative Amounts
              From Inception Through February 28, 2003 (Unaudited)........    5

              Notes to Financial Statements...............................    6

              Summary of Significant Accounting Policies..................    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...    13

     Item 4. Controls and Procedures......................................    14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................    14

     Item 2.  Changes in Securities and Use of Proceeds...................    14

     Item 3.  Defaults Upon Senior Securities.............................    14

     Item 4.  Submission of Matters to a Vote of Security Holders.........    14

     Item 5.  Other Information...........................................    15

     Item 6.  Exhibits and Reports on Form 8-K............................    15


Signatures................................................................    15


Certifications............................................................    16



                                     PART I
ITEM 1. FINANCIAL STATEMENTS


                                PYR ENERGY CORPORATION
                             (A Development Stage Company)
                                    BALANCE SHEETS


                                        ASSETS

                                                            2/28/03         8/31/02
                                                         (UNAUDITED)
CURRENT ASSETS
   Cash                                                  $  5,239,614    $  6,516,086

   Deposits and prepaid expenses                               94,705          47,365
                                                         ------------    ------------
      Total Current Assets                                  5,334,319       6,563,451
                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost

   Furniture and equipment, net                                33,059          34,244
   Oil and gas properties, net                              7,068,306       6,771,111
                                                         ------------    ------------
                                                            7,101,365       6,805,355
                                                         ------------    ------------

OTHER ASSETS

   Deferred financing costs and other assets                   29,850          31,444
                                                         ------------    ------------

                                                               29,850          31,444
                                                         ------------    ------------
                                                         $ 12,465,534    $ 13,400,250
                                                         ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $  1,370,339    $    532,597
                                                         ------------    ------------

      Total Current Liabilities                             1,370,339         532,597
                                                         ------------    ------------


CONVERTIBLE NOTES                                           6,151,751       6,000,000
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 75,000,000 shares

            Issued and outstanding - 23,701,357 shares         23,701          23,701
   Capital in excess of par value                          35,407,657      35,407,657
   Deficit accumulated during the development stage       (30,487,914)    (28,563,705)
                                                         ------------    ------------
                                                            4,943,444       6,867,653
                                                         ------------    ------------
                                                         $ 12,465,534    $ 13,400,250
                                                         ============    ============

                                          3



                                                  PYR ENERGY CORPORATION
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                Three           Three            Six             Six       Cumulative from
                                                Months          Months          Months          Months        Inception
                                                Ended           Ended           Ended           Ended          Through
                                               2/28/03         2/28/02         2/28/03         2/28/02         2/28/03

REVENUES
   Oil and gas revenues                     $     46,494    $     26,056    $     94,038    $     72,312    $  1,428,586

   Interest                                       14,089          32,508          34,835          95,166         926,462

   Other                                            --              --              --              --           127,528
                                            ------------    ------------    ------------    ------------    ------------
                                                  60,583          58,564         128,873         167,478       2,482,576

OPERATING EXPENSES

   Lease operating expenses                       25,308           6,794          46,345          31,961         239,747

   Impairment, dry hole, and abandonments        698,599            --         1,178,267         113,544      26,762,377

   Depreciation and amortization                   2,786           3,730           5,872           7,226         104,473

   General and administrative                    345,237         328,142         670,543         652,285       5,964,967

   Interest                                       76,489            --           152,055            --           419,255
                                            ------------    ------------    ------------    ------------    ------------
                                               1,148,419         338,666       2,053,082         805,016      33,490,819

OTHER INCOME

   Gain on sale of oil and gas prospects            --              --              --              --           556,197
                                            ------------    ------------    ------------    ------------    ------------


                                              (1,087,836)       (280,102)     (1,924,209)       (637,538)    (30,452,046)

(INCOME) APPLICABLE TO
PREDECESSOR LLC                                     --              --              --              --           (35,868)
                                            ------------    ------------    ------------    ------------    ------------


NET (LOSS)                                    (1,087,836)       (280,102)     (1,924,209)       (637,538)    (30,487,914)


   Less dividends on preferred stock                --              --              --              --          (292,411)
                                            ------------    ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS           $ (1,087,836)   $   (280,102)   $ (1,924,209)   $   (637,538)   $(30,780,325)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           (0.05)          (0.01)          (0.08)          (0.03)          (2.08)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     23,701,357      23,691,357      23,701,357      23,691,357      14,658,711
                                            ============    ============    ============    ============    ============

                                                            4



                                        PYR ENERGY CORPORATION
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                        Six Months      Six Months  Cumulative Amounts
                                                           Ended           Ended      from Inception
                                                          2/28/03         2/28/02     Through 2/28/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (1,924,209)   $   (637,538)   $(30,452,046)
Adjustments to reconcile net loss to
net cash used by operating activities
   Depreciation and amortization                              5,872           7,226         104,474
   Contributed services                                        --              --            36,000
   Gain on sale of oil and gas prospects                       --              --          (556,197)
   Impairment, dry hole and abandonments                  1,178,267         113,544      26,762,377
   Common stock issued for interest on debt                    --              --           136,822
   Common stock issued for services                            --              --           178,665
   Amortization of financing costs                            1,594            --            29,400
   Amortization of marketable securities                       --              --           (20,263)
   Accrued interest converted into debt                      71,487            --            71,487
Changes in assets and liabilities
   (Increase) in accounts receivable                           --           (36,896)           (566)
   (Increase) in prepaids                                   (47,340)         (8,178)        (99,257)
   Increase (decrease) in accounts payable, accruals        429,114         (44,455)       (661,172)
   Other                                                       --             2,551           1,279
                                                       ------------    ------------    ------------
Net cash used by operating activities                      (285,215)       (603,746)     (4,468,997)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for furniture and equipment                     (4,688)        (11,293)       (136,893)
   Cash paid for oil and gas properties                    (986,569)     (2,486,581)    (31,798,268)
   Proceeds from sale of oil and gas properties                --              --         1,300,078
   Cash paid for marketable securities                         --              --        (5,090,799)
   Proceeds from sale of marketable securities                 --              --         5,111,062
   Cash paid for reimbursable property costs                   --              --           (28,395)
                                                       ------------    ------------    ------------
Net cash used in investing activities                      (991,257)     (2,497,874)    (30,643,215)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Members capital contributions                               --              --            28,000
   Distributions to members                                    --              --           (66,000)
   Cash from short-term borrowings                             --              --           285,000
   Repayment of short-term borrowings                          --              --          (285,000)
   Cash received upon recapitalization and merger              --              --               336
   Proceeds from sale of common stock                          --              --        30,788,750
   Proceeds from sale of convertible debt                      --              --         8,500,001
   Proceeds from exercise of warrants                          --              --         2,011,073
   Proceeds from exercise of options                           --              --           204,530
   Cash paid for offering and financing costs                  --              --        (1,058,759)
   Payments on capital lease                                   --              --            (5,195)
   Preferred dividends paid                                    --              --           (50,910)
                                                       ------------    ------------    ------------
Net cash provided by financing activities                      --              --        40,351,826
                                                       ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                          (1,276,472)     (3,101,620)      5,239,614

CASH, BEGINNING OF PERIODS                                6,516,086       9,800,842            --
                                                       ------------    ------------    ------------
CASH, END OF PERIODS                                   $  5,239,614    $  6,699,222    $  5,239,614
                                                       ============    ============    ============

                                                  5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2003

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended February 28, 2003 are not necessarily indicative of the operating results for the entire year.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 28, 2003, there were no cash equivalents.

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

     We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At August 31, 2002, we had no proved reserves and recorded an impairment charge against the net value of our evaluated properties of approximately $11,723,000 based on the ceiling test limitation. This charge relates primarily to costs incurred at our East Lost Hills project. We continue to incur costs at East Lost Hills and recorded an impairment charge of $698,599 for our fiscal quarter ended February 28, 2003, primarily related to an accrual of plugging liabilities associated with the ELH wells. Although properties may be considered as evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred.

     SFAS 143, "Accounting for Asset Retirement Obligations," provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. SFAS 143 requires us to recognize an estimated liability for the plugging, abandoning of oil and gas wells and site restoration associated with oil and gas properties. We have adopted SFAS 143 retroactively effective September 1, 2002, and have accrued a total of $600,000 to reflect the liability for plugging, abandonment and site restoration obligations associated with East Lost Hills wells. Our estimate is based on the best information available to us at this time. Revisions to the liability could occur due to changes in actual plugging, abandonment and or site restoration cost. Because we expect to incur these costs within the next twelve months, the liability we recorded is undiscounted and is reflected under current liabilities on our balance sheet as of February 28, 2003. These costs have been capitalized and charged to impairment expense.

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

NOTE 2 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended. On November 24, 2002, we elected to add $151,751 in interest due on these notes to the principal balance (rather than pay the interest in cash on a current basis) so that at February 28, 2003, the aggregate balance of these notes, reflected as Convertible Notes under Long Term Debt, was $6,151,751.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a development stage independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. We attempt to leverage our technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. We intend to participate in selected exploration projects as a working interest owner, sharing both risk and rewards with other participants. We do not currently operate any projects in which we own a working interest, although we may operate some projects in the future. We do not have the financial ability to commence exploratory drilling operations without third party participation. We have pursued, and will continue to pursue, exploration opportunities in regions in which we believe significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, we seek to improve the expected return on investment in our oil and gas exploration projects.

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

     We paid approximately $987,000 and $2,487,000 during the three months ended February 28, 2003 and 2002, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs, with respect to our identified exploration and exploitation projects.

     We control interests in several exploration projects in the San Joaquin Basin and in select areas of the Rocky Mountains. In addition to East Lost Hills, projects in the San Joaquin Basin include our Wedge and Bulldog prospects, which are large target reserve, deep Temblor gas prospects located to the northwest of our East Lost Hills acreage, and our Blizzard prospect which is a light oil Stevens target. In the Rocky Mountains, we currently are focusing on our Cumberland and Mallard projects, located in southwestern Wyoming, and on our Montana Foothills project. We intend to raise project financing from outside sources to assist in funding the drilling of initial test wells in the California and Wyoming projects. We do not intend to sell additional equity in PYR Energy Corporation in order to finance the drilling of exploration wells, but intend to establish a joint venture with a drilling fund that we will attempt to organize. If the drilling fund is successfully established, of which there is no assurance, we would contribute our working interests in these projects to the joint venture. If we are able to obtain sufficient funding for the drilling fund, of which there is no assurance, we expect to commence drilling exploration wells in up to five of these projects during the next 12 months. However, there can be no assurance that any wells will be drilled, or if drilled, that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to raise capital through the drilling fund and/or the level of industry participation in our exploration projects, we anticipate spending a minimum of $2.1 million for capital expenditures relating to exploration of our projects during the next 12 months. We may need to raise additional funds in the future to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties, although there is no assurance continued funding of any nature will be available.

     At February 28, 2003, we had a working capital amount of approximately $3,964,000 and had $6,151,751 of convertible notes outstanding. These notes are due on May 24, 2009 and call for semi-annual interest payments at an annual rate of 4.99%. The notes are convertible into shares of common stock at the rate of $1.30 per share. At February 28, 2003, we had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following is a summary of the current status of our exploration projects:

     East Lost Hills, California. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production. Because of the very high historical cost structure of operations, the expiration of certain leases, and uncertainties regarding the ability or desire of other participants to continue to fund operations at East Lost Hills, we are limiting our capital expenditures at East Lost Hills to those that we are contractually liable for until such a point in time as many of the ongoing problems associated with the play are mitigated, of which there is no assurance. If additional operations are proposed, we will carefully evaluate to what extent, if any, we will participate in those operations.

     During our second quarter ended February 28, 2003, our only producing well, the East Lost Hills ELH #1, produced a gross total of approximately 73 mmcfe, averaging approximately 910 mcf per day. Water production during this period averaged approximately 3,000 barrels per day. We own a 12.12% working interest in this well.

     The operator at East Lost Hills has formally proposed plugging the ELH #4 and ELH #9 wells. Although we have consented to these operations, we have not been notified if or when these wells will be plugged. We own a 12.12% working interest in each of these wells.

     The Aera Energy LLC NWLH 1-22 well has reached total depth, however completion operations have not commenced. It is uncertain as to whether or not this well will be completed for production testing. Because we have determined to prioritize our financial resources on other prospects, we have notified the operator of our non-consent election in the completion of this well. We own a 4.04% working interest in this well, subject to a 300% percent non-consent penalty.

     Pyramid Power Prospect, California. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. The initial test well, located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. On July 17, 2002, the well reached total depth of 20,465 feet. Upon running final casing, the rig was released. Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation, was operator of the well during drilling. Upon release of the rig, Oxy Lost Hills Inc. ("Oxy") took over as operator and conducted completion operations. Production testing in the Point of Rocks formation resulted in non-commercial delivery of hydrocarbons. Based on log analysis, Oxy determined that production testing in the Temblor formation was not warranted and the well has been plugged and abandoned. PYR owned a carried working interest of 2.81% in the well and as a result of the carry, PYR did not incur any costs in the drilling or plugging of the well.

     Wedge Prospect, California. This is a seismically identified Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles farther northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. We currently control approximately 12,100 gross and approximately 11,600 net acres here. Our approach is to sell down our working interest and retain a 25% to 50% working interest in this prospect.

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

     Blizzard Prospect, California. The Blizzard prospect, located in the Southern San Joaquin Basin, Kern county, is defined by 3D seismic data as an untested uppermost Stevens turbidite sandstone similar to other Stevens reservoir sandstones. While stratigraphically higher than productive sands at the neighboring Rio Viejo field, the Blizzard reservoir is located basinward along a direct migration pathway from the hydrocarbon generation basin center. As evidenced at Yowlumne Field (located 5 miles to the west), higher stratigraphic sands deposited basinward exhibit better productivity and higher reserve potential. Estimated target depth for the Blizzard prospect is approximately 14,500 feet. We control approximately 1,900 gross and net acres in the prospect area. We anticipate drilling an initial test well during calendar 2003, and expect to retain a 40% to 50% working interest in this project.

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

Results of Operations

     The quarter ended February 28, 2003 compared with the quarter ended February 28, 2002.

     Operations during the quarter ended February 28, 2003 resulted in a net loss of $1,087,836 compared to a net loss of $280,102 for the quarter ended February 28, 2002. The increase in net loss is due primarily to an increase in impairment charge of approximately $699,000 and an increase in interest expense of approximately $76,000 from the prior year period. A broader discussion of these and the other items are presented below.

     Oil and Gas Revenues and Expenses. During the quarter ended February 28, 2003, we recorded $35,733 from the sale of 8,163 mcf of natural gas for an average price of $4.38 per mcf and $10,761 from the sale of 381 bbls of hydrocarbon liquids for an average price of $28.24 per barrel. Lease operating expenses during this period were $25,308. During the quarter ended February 28, 2002, we recorded $19,892 from the sale of 9,336 mcf of natural gas for an average price of $2.13 per mcf and $5,951 from the sale of 389 bbls of hydrocarbon liquids for an average price of $15.29 per barrel. Overriding royalty revenues totaled $213. Lease operating expenses during this period were $6,794.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarters ended February 28, 2003 and February 28, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool at February 28, 2003, and therefore had no costs to amortize. No impairment was recorded against our oil and gas properties for the quarter ended February 28, 2002. We recorded $2,786 and $3,730 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 28, 2003 and February 28, 2002, respectively.

     Dry Hole, Impairment and Abandonments. During the quarter ended February 28, 2003, we recorded an impairment of $698,599. The charge was made up of $600,000 in estimated plugging costs for the East Lost Hills wells and $98,599 in additional costs that continue to be incurred primarily on the East Lost

Hills property. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, any additional costs associated with these properties are capitalized, and then charged to impairment expense as incurred. No impairment expense was recognized for the quarter ended February 28, 2002.

     General and Administrative Expense. We incurred $345,237 and $328,142 in general and administrative expenses during the quarters ended February 28, 2003 and February 28, 2002, respectively. The difference is due largely to an increase in initial costs associated with attempting to establish a drilling fund.

     Interest Expense. We incurred $76,489 in interest expense for the quarter ended February 28, 2003 associated with outstanding convertible notes due May 24, 2009. We incurred no interest expense during the quarter ended February 28, 2002.

     The six months ended February 28, 2003 compared with the six months ended February 28, 2002.

     Oil and Gas Revenues and Expenses. For the six months ended February 28, 2003, we recorded $72,623 from the sale of 19,110 mcf of natural gas for an average price of $3.80 per mcf and $21,415 from the sale of 833 bbls of hydrocarbon liquids for an average price of $25.71 per barrel. Operating expenses during this period were $46,345. During the six months ended February 28, 2002, we recorded $40,887 from the sale of 18,321 mcf of natural gas for an average price of $2.23 per mcf and $14,650 from the sale of 874 bbls of hydrocarbon liquids for an average price of $16.76 per barrel. Additionally, we recorded overriding royalty revenues of $16,775 dating back to the commencement of production of the ELH#1 well. Operating expenses were $31,961 for this period.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the six months ended February 28, 2003 and February 28, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool for both the six months ended February 28, 2003 and February 28, 2002, and therefore had no costs to amortize. We recorded $5,872 and $7,226 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 28, 2003 and February 28, 2002, respectively.

     Dry Hole, Impairment and Abandonments. During the six months ended February 28, 2003, we recorded an impairment of $1,178,267. The charge was made up of $600,000 in estimated plugging costs for the East Lost Hills wells and $578,267 in additional costs that continue to be incurred primarily on the East Lost Hills property. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred. During the six months ended February 28, 2002, we recorded impairment expense of $113,544.

     General and Administrative Expense. We incurred $670,543 and $652,285 in general and administrative expenses during the six months ended February 28, 2003 and February 28, 2002, respectively. The difference is due largely to an increase in initial costs associated with attempting to establish a drilling fund.

     Interest Expense. We incurred $152,055 in interest expense for the six months ended February 28, 2003 associated with outstanding convertible notes due May 24, 2009. We incurred no interest expense during the six months ended February 28, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from there may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including the following: the amount and timing of actual production; supply and demand for natural gas; curtailments or increases in consumption by natural gas purchasers; and changes in governmental regulations or taxation.

Property, Equipment and Depreciation:

     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until those properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.


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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on March 18, 2003:

                The stockholders voted to re-elect D. Scott Singdahlsen, S.L. Hutchison, Bryce W. Rhodes, Borden Putnam, Eric M. Sippel and David B. Kilpatrick to continue as directors of the Company. A total of 19,809,110 votes were represented with respect to this matter. Approximately 19,700,000 (99.4%) of the shares voted for each nominee, no shares voted against any nominee, and the remaining shares abstained from voting.

                A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 19,809,110 votes were represented with a total of 19,786,421 (99.89%) shares voting for the proposal, 15,253 shares voting against the proposal, and 7,436 shares abstained from voting.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the Quarter ended February 28, 2003, we filed two reports on Form 8-K:

          A Form 8-K was filed on January 14, 2003 reporting a news release dated January 14, 2003, and a Form 8-K was filed on January 30, 2003 reporting a news release dated January 30, 2003.


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



       Signatures                         Title                       Date
       ----------                         -----                       ----

/s/  D. Scott Singdahlsen         President, Chief Executive      April 14, 2003
-------------------------         Officer and Chairman
     D. Scott Singdahlsen         Of The Board of Directors



/s/  Andrew P. Calerich           Vice-President and              April 14, 2003
-------------------------         Chief Financial Officer
     Andrew P. Calerich

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


Date: April 14, 2003                        /s/  D. Scott Singdahlsen
                                            -----------------------------------
                                                 D. Scott Singdahlsen
                                                 Chief Executive Officer

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


Date: April 14, 2003                        /s/  Andrew P. Calerich
                                            -----------------------------------
                                                 Andrew P. Calerich
                                                 Chief Financial Officer