Form 10-Q
period 2003-05-31
PYR ENERGY CORP
filed 2003-07-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   ---------------    --------------


                           Commission File No. 0-20879



                             PYR ENERGY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Maryland                                                 95-4580642
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 1675 Broadway, Suite 2450, Denver, CO                             80202
 --------------------------------------                           --------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               -----  -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common stock as of July 14, 2003 is as follows:

                  $.001 Par Value Common Stock      23,701,357
                                                    ----------

                             PYR ENERGY CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................    3

                  Balance Sheets -  May 31, 2003 (Unaudited) and
                  August 31, 2002.........................................    3

                  Statements of Operations - Three Months and Nine
                  Months Ended May 31, 2003 and May 31, 2002 and
                  Cumulative Amounts From Inception Through
                  May 31, 2003 (Unaudited)................................    4

                  Statements of Cash Flows - Nine Months Ended
                  May 31, 2003 and May 31, 2002 and Cumulative Amounts
                  From Inception Through May 31, 2003 (Unaudited).........    5

                  Notes to Financial Statements...........................    6

                  Summary of Significant Accounting Policies..............    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    8

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    14

         Item 4. Controls and Procedures..................................    14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................    14

         Item 2.  Changes in Securities and Use of Proceeds...............    14

         Item 3.  Defaults Upon Senior Securities.........................    14

         Item 4.  Submission of Matters to a Vote of Security Holders.....    15

         Item 5.  Other Information.......................................    15

         Item 6.  Exhibits and Reports on Form 8-K........................    15

         Signatures.......................................................    15

         Certifications...................................................    16



                                     PART I
ITEM 1. FINANCIAL STATEMENTS


                                  PYR ENERGY CORPORATION
                               (A Development Stage Company)
                                      BALANCE SHEETS


                                          ASSETS


                                                                5/31/03         8/31/02
                                                              (UNAUDITED)
CURRENT ASSETS
   Cash                                                      $  4,792,821    $  6,516,086

   Deposits and prepaid expenses                                   71,341          47,365
                                                             ------------    ------------
      Total Current Assets                                      4,864,162       6,563,451
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, at cost

   Furniture and equipment, net                                    30,039          34,244
   Oil and gas properties, net                                  7,157,038       6,771,111
                                                             ------------    ------------
                                                                7,187,077       6,805,355
                                                             ------------    ------------

OTHER ASSETS

   Deferred financing costs and other assets                       69,054          31,444
                                                             ------------    ------------

                                                                   69,054          31,444
                                                             ------------    ------------
                                                             $ 12,120,293    $ 13,400,250
                                                             ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                  $  1,258,050    $    532,597
                                                             ------------    ------------
      Total Current Liabilities                                 1,258,050         532,597
                                                             ------------    ------------


CONVERTIBLE NOTES                                               6,303,975       6,000,000
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 75,000,000 shares

            Issued and outstanding - 23,701,357 shares             23,701          23,701
   Capital in excess of par value                              35,407,657      35,407,657
   Deficit accumulated during the development stage           (30,873,090)    (28,563,705)
                                                             ------------    ------------
                                                                4,558,268       6,867,653
                                                             ------------    ------------
                                                             $ 12,120,293    $ 13,400,250
                                                             ============    ============

                                            3



                                                  PYR ENERGY CORPORATION
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                                                                              Cumulative
                                                Three           Three           Nine            Nine            from
                                                Months          Months          Months          Months        Inception
                                                Ended           Ended           Ended           Ended          Through
                                               5/31/03         5/31/02         5/31/03         5/31/02         5/31/03

REVENUES
   Oil and gas revenues                     $     43,041    $     38,510    $    137,079    $    110,822    $  1,471,627
   Interest                                       11,044          23,577          45,879         118,743         937,506
   Other                                            --              --              --              --           127,528
                                            ------------    ------------    ------------    ------------    ------------
                                                  54,085          62,087         182,958         229,565       2,536,661

OPERATING EXPENSES

   Lease operating expenses                       18,349          28,808          64,694          60,769         258,096
   Impairment, dry hole, and abandonments           --              --         1,178,267         113,544      26,762,377
   Depreciation and amortization                   3,020           3,691           8,892          10,917         107,493
   General and administrative                    339,576         323,474       1,010,119         975,759       6,304,543
   Interest                                       78,316           6,562         230,371           6,562         497,571
                                            ------------    ------------    ------------    ------------    ------------
                                                 439,261         362,535       2,492,343       1,167,551      33,930,080


OTHER INCOME

   Gain on sale of oil and gas prospects            --              --              --              --           556,197
                                            ------------    ------------    ------------    ------------    ------------


                                                (385,176)       (300,448)     (2,309,385)       (937,986)    (30,837,222)

INCOME APPLICABLE TO

PREDECESSOR LLC                                     --              --              --              --           (35,868)
                                            ------------    ------------    ------------    ------------    ------------


NET (LOSS) INCOME                               (385,176)       (300,448)     (2,309,385)       (937,986)    (30,873,090)


   Less dividends on preferred stock                --              --              --              --          (292,411)
                                            ------------    ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS           $   (385,176)   $   (300,448)   $ (2,309,385)   $   (937,986)   $(31,165,501)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           (0.02)          (0.01)          (0.10)          (0.04)          (2.08)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     23,701,357      23,691,357      23,701,357      23,691,357      14,981,662
                                            ============    ============    ============    ============    ============

                                                            4



                                         PYR ENERGY CORPORATION
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                        Nine Months     Nine Months  Cumulative Amounts
                                                           Ended           Ended      from Inception
                                                          5/31/03         5/31/02     Through 5/31/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (2,309,385)   $   (937,986)   $(30,837,222)
Adjustments to reconcile net loss to
net cash used by operating activities
   Depreciation and amortization                              8,892          10,917         107,494
   Contributed services                                        --              --            36,000
   Gain on sale of oil and gas prospects                       --              --          (556,197)
   Impairment, dry hole and abandonments                  1,178,267         113,544      26,762,377
   Common stock issued for interest on debt                    --              --           136,822
   Common stock issued for services                            --              --           178,665
   Amortization of financing costs                            2,390            --            30,196
   Amortization of marketable securities                       --              --           (20,263)
   Accrued interest converted into debt                     221,948            --           221,948
Changes in assets and liabilities
   (Increase) in accounts receivable                           --              --              (566)
   (Increase) decrease in prepaids                          (23,976)          5,568         (75,893)
   Increase (decrease) in accounts payable, accruals        311,024         412,281        (779,262)
   Other                                                    (40,000)          3,447         (38,721)
                                                       ------------    ------------    ------------
Net cash used by operating activities                      (650,840)       (392,229)     (4,834,622)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for furniture and equipment                     (4,688)        (11,293)       (136,893)
   Cash paid for oil and gas properties                  (1,067,737)     (7,765,192)    (31,879,436)
   Proceeds from sale of oil and gas properties                --              --         1,300,078
   Cash paid for marketable securities                         --              --        (5,090,799)
   Proceeds from sale of marketable securities                 --              --         5,111,062
   Cash paid for reimbursable property costs                   --              --           (28,395)
                                                       ------------    ------------    ------------
Net cash used in investing activities                    (1,072,425)     (7,776,485)    (30,724,383)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Members capital contributions                               --              --            28,000
   Distributions to members                                    --              --           (66,000)
   Cash from short-term borrowings                             --              --           285,000
   Repayment of short-term borrowings                          --              --          (285,000)
   Cash received upon recapitalization and merger              --              --               336
   Proceeds from sale of common stock                          --              --        30,788,750
   Proceeds from sale of convertible debt                      --         6,000,000       8,500,001
   Proceeds from exercise of warrants                          --              --         2,011,073
   Proceeds from exercise of options                           --              --           204,530
   Cash paid for offering and financing costs                  --              --        (1,058,759)
   Payments on capital lease                                   --              --            (5,195)
   Preferred dividends paid                                    --              --           (50,910)
                                                       ------------    ------------    ------------
Net cash provided by financing activities                      --         6,000,000      40,351,826
                                                       ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                          (1,723,265)     (2,168,714)      4,792,821

CASH, BEGINNING OF PERIODS                                6,516,086       9,800,842            --
                                                       ------------    ------------    ------------
CASH, END OF PERIODS                                   $  4,792,821    $  7,632,128    $  4,792,821
                                                       ============    ============    ============

                                                   5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2003

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended May 31, 2003 are not necessarily indicative of the operating results for the entire year.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At May 31, 2003, there were no cash equivalents.

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

     We have adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At August 31, 2002, we had no proved reserves and recorded an impairment charge against the net value of our evaluated properties of approximately $11,723,000 based on the ceiling test limitation. This charge relates primarily to costs incurred at our East Lost Hills project. Although properties may be considered as evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred. For the nine months ended May 31, 2003, impairment charges totaled $1,178,267.

     SFAS 143, "Accounting for Asset Retirement Obligations," provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. SFAS 143 requires us to recognize an estimated liability for the plugging, abandoning of oil and gas wells and site restoration associated with oil and gas properties. We adopted SFAS 143 effective September 1, 2002, and, during the quarter ended February 28, 2003, accrued a total of $600,000 to reflect the liability for plugging, abandonment and site restoration obligations associated with East Lost Hills wells. Our estimate is based on the best information available to us at this time. Revisions to the liability could occur due to changes in actual plugging, abandonment and or site restoration cost. Because we expect to incur these costs within the next twelve months, the liability we recorded is undiscounted and is reflected under current liabilities on our balance sheet as of May 31, 2003. These costs have been capitalized and charged to impairment expense.

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

NOTE 2 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended. On November 24, 2002 and May 24, 2003, we elected to add $151,751 and $152,224, respectively, in interest due on these notes to the principal balance (rather than pay the interest in cash on a current basis) so that at May 31, 2003, the aggregate balance of these notes, reflected as Convertible Notes under Long Term Debt, was $6,303,975.

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

     We paid approximately $1,068,000 and $7,765,000 during the nine months ended May 31, 2003 and 2002, respectively, for drilling costs, delay rentals, acquisition of acreage, direct geological and geophysical costs, and other related direct costs, with respect to our identified exploration and exploitation projects.

     We control interests in several exploration projects in the San Joaquin Basin and in select areas of the Rocky Mountains. In addition to East Lost Hills, projects in the San Joaquin Basin include our Wedge and Bulldog prospects, which are large target reserve, deep Temblor gas prospects located to the northwest of our East Lost Hills acreage, and our Blizzard prospect which is a light oil Stevens target. In the Rocky Mountains, we currently are focusing on our Cumberland and Mallard projects, located in southwestern Wyoming, and on our Montana Foothills project. We intend to raise financing from outside sources to assist in funding the drilling of initial test wells in the California and Wyoming projects. We have considered and are pursuing both industry partners as well as investments from individuals and other entities, with the latter in the form of a direct investment in the particular project or projects, or in the form of investment in a drilling fund. If we are able to obtain, in either of these or any other form, sufficient funding for one or more of these projects, of which there is no assurance, we expect to commence drilling at least one exploration well in any such funded projects during the next 12 months. However, there can be no assurance that any wells will be drilled, or if drilled, that any of these wells will be successful.

     It is anticipated that the future development of our business will require additional, and possibly substantial, capital expenditures. Depending upon the extent of success of our ability to raise capital through the drilling fund and/or the level of industry participation in our exploration projects, we anticipate spending a minimum of $2.1 million for capital expenditures relating to exploration of our projects during the next 12 months. We may need to raise additional funds in the future to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties, although there is no assurance additional funding of any nature will be available.



     At May 31, 2003, we had a working capital amount of approximately
$3,606,000 and had $6,303,975 of convertible notes outstanding. These notes are due on May 24, 2009 and call for semi-annual interest payments at an annual rate of 4.99%. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes are convertible into shares of common stock at the rate of $1.30 per share. At May 31, 2003, we had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

     The following table summarizes the Company's obligations and commitments to make future payments under its convertible notes payable and office lease for the periods specified as of May 31, 2003:

                                                            Payments Due by Period
                                -----------------------------------------------------------------------------------

                                                   Three Months                                        Fiscal Year
CONTRACTUAL                                           Ended        Fiscal Years     Fiscal Years        2009 and
OBLIGATIONS                          Total           8/31/03        2004 - 2006      2007 - 2008         After
                                ---------------- ---------------  ---------------  ---------------  ---------------

Convertible Notes Payable         $8,474,313      $      --        $      --        $      --         $8,474,313
Office Lease                         122,184           24,431           97,753             --               --
                                ---------------- ---------------  ---------------  ---------------  ---------------
Total Contractual Cash
Obligations                      $8,596,497       $    24,431      $    97,753      $       --         $8,474,313
                                ================ ===============  ===============  ===============  ===============


     The above schedule assumes convertible note interest payments will be added to the principal amount (which is at the discretion of the Company), and the entire balance will be paid in full on maturity of May 24, 2009, and there will be no conversion of debt to common stock. In addition to the above obligations, if we elect to continue holding all our existing leases on a delayed rental basis, we would have to pay approximately $917,000 over the next twelve months, including approximately $572,000 that we intend to pay during the three months ending August 31, 2003. The Company considers on a quarterly basis whether to continue holding all or part of each acreage block by making delay rental payments on existing leases.

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

     During our third quarter ended May 31, 2003, our only producing well, the East Lost Hills ELH #1, produced a gross total of approximately 90 mmcfe, averaging approximately 982 mcf per day. Water production during this period averaged approximately 5,000 barrels per day. We own a 12.12% working interest in this well.



     The operator at East Lost Hills has formally proposed plugging the ELH #4 and ELH #9 wells. Although we have consented to these operations, we have not been notified if or when these wells will be plugged. We own a 12.12% working interest in each of these wells.

     The Aera Energy LLC NWLH 1-22 well has reached total depth, however completion operations have not commenced. It is uncertain as to whether this well will be completed for production testing. Because we have determined to prioritize our financial resources on other prospects, we have notified the operator of our non-consent election in the completion of this well. We own a 4.04% working interest in this well, subject to a 300% percent non-consent penalty.

     Wedge Prospect, California. This is a seismically identified Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles farther northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. We currently control approximately 12,100 gross and approximately 11,600 net acres here. Our approach is to sell down our working interest and retain a 25% to 50% working interest in this prospect; however, there is no assurance that we will be able to do so at a favorable price to PYR.

     Bulldog Prospect, California. This project is a 2D seismically identified natural gas and condensate prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin Basin. We currently control approximately 15,600 gross and approximately 15,100 net acres here. We expect to sell down our working interest in this project and retain a 25% to 50% working interest in the prospect acreage and in a 14,000 foot test well we expect to drill during calendar 2003; however, there is no assurance that we will be able to sell part of our working interest in this project or that the test well will be drilled during calendar year 2003, or at all.

     Blizzard Prospect, California. The Blizzard prospect, located in the Southern San Joaquin Basin, Kern county, is defined by 3D seismic data as an untested uppermost Stevens turbidite sandstone similar to other Stevens reservoir sandstones. While stratigraphically higher than productive sands at the neighboring Rio Viejo field, the Blizzard reservoir is located basinward along a direct migration pathway from the hydrocarbon generation basin center. As evidenced at Yowlumne Field (located 5 miles to the west), higher stratigraphic sands deposited basinward exhibit better productivity and higher reserve potential. Estimated target depth for the Blizzard prospect is approximately 14,500 feet. We control approximately 1,900 gross and net acres in the prospect area. We anticipate drilling an initial test well during calendar year 2003, and intend to retain a 25% to 50% working interest in this project; however, there is no assurance that we can obtain sufficient funding to be able to do so.

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

     We currently control approximately 241,800 gross and 226,300 net acres in this project and are currently presenting this project to potential industry participants in order to sell down our working interest to between 10% and 40% and to generate exploratory drilling activity, of which there is no assurance.

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

     We currently control approximately 5,400 gross and net acres in the project and intend to sell down our working interest to between 25% and 50%, although there is no assurance that we will be able to do so. The State of Wyoming issued a drilling permit for our Cumberland exploration well.

     Mallard Project, Wyoming. The Mallard project, located within the Overthrust Belt of SW Wyoming, is a sour gas and condensate exploration prospect in Uinta County, Wyoming. It is within the Paleozoic trend of productive fields on the Absaroka thrust, and directly offsets and is adjacent to the giant sour gas field of Whitney Canyon-Carter Creek.

     We interpret the Mallard prospect to occupy a separate fault block, adjacent to the Whitney Canyon field, generated by a complex imbricated system of faults originating from the Absaroka thrust. Paleozoic targets at the Mallard prospect include the Mississippian Mission Canyon, as well as numerous secondary objectives in the Ordovician, Pennsylvanian, and Permian sections.

     We currently control approximately 3,900 gross and net acres in the project and intend to sell down our working interest to between 25% and 50%, although there is no assurance that we will be able to do so.

Results of Operations

     The quarter ended May 31, 2003 compared with the quarter ended May 31, 2002.

     Operations during the quarter ended May 31, 2003 resulted in a net loss of $385,176 compared with a net loss of $300,448 for the quarter ended May 31, 2002. The increase in net loss is due primarily to an increase in interest expense of approximately $72,000 from the prior year period. A broader discussion of these and other items are presented below.

     Oil and Gas Revenues and Expenses. During the quarter ended May 31, 2003, we recorded $33,884 from the sale of 6,347 mcf of natural gas for an average price of $5.34 per mcf and $9,157 from the sale of 332 bbls of hydrocarbon liquids for an average price of $27.58 per barrel. Lease operating expenses during this period were $18,349. During the quarter ended May 31, 2002, we recorded $29,460 from the sale of 10,696 mcf of natural gas for an average price of $2.75 per mcf and $8,426 from the sale of 434 bbls of hydrocarbon liquids for an average price of $19.41 per barrel. Overriding royalty revenues totaled $624. Lease operating expenses during this period were $28,808.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarters ended May 31, 2003 and May 31, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool both at August 31, 2002 and August 31, 2001, and therefore had no costs to amortize. No additional impairment was recorded against our oil and gas properties for the quarters ended May 31, 2003 and May 31, 2002. We recorded $3,020 and $3,691 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended May 31, 2003 and May 31, 2002, respectively.

     Dry Hole, Impairment and Abandonments. During the quarters ended May 31, 2003 and May 31, 2002, we recorded no impairment expense. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, any additional costs associated with these properties are capitalized, and then charged to impairment expense as incurred.

     General and Administrative Expense. We incurred $339,576 and $323,474 in general and administrative expenses during the quarters ended May 31, 2003 and May 31, 2002, respectively. The difference is due largely to increased insurance premiums for directors and officers of the Company.

     Interest Expense. We incurred $78,316 and $6,562 in interest expense for the quarters ended May 31, 2003 and May 31, 2002, respectively. The interest expense is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009.


     The nine months ended May 31, 2003 compared with the nine months ended May 31, 2002.

     Oil and Gas Revenues and Expenses. For the nine months ended May 31, 2003, we recorded $106,507 from the sale of 25,268 mcf of natural gas for an average price of $4.22 per mcf and $30,572 from the sale of 1,192 bbls of hydrocarbon liquids for an average price of $25.65 per barrel. Operating expenses during this period were $64,694. During the nine months ended May 31, 2002, we recorded $70,305 from the sale of 28,996 mcf of natural gas for an average price of $2.42 per mcf and $23,568 from the sale of 1,347 bbls of hydrocarbon liquids for an average price of $17.50 per barrel. Additionally, we recorded overriding royalty revenues of $16,949 dating back to the commencement of production of the ELH#1 well. Operating expenses were $60,769 for this period.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the nine months ended May 31, 2003 and May 31, 2002. Although the East Lost Hills #1 began producing in 2001, we recorded an impairment against our entire amortizable full cost pool for both the nine months ended May 31, 2003 and May 31, 2002, and therefore had no costs to amortize. We recorded $8,892 and $10,917 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended May 31, 2003 and May 31, 2002, respectively.

     Dry Hole, Impairment and Abandonments. During the nine months ended May 31, 2003, we recorded an impairment of $1,178,267. The charge was made up of $600,000 in estimated plugging costs for the East Lost Hills wells and $578,267 in additional costs that continue to be incurred primarily on the East Lost Hills property. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are capitalized, then charged to impairment expense as incurred. During the nine months ended May 31, 2002, we recorded impairment expense of $113,544.

     General and Administrative Expense. We incurred $1,010,119 and $975,759 in general and administrative expenses during the nine months ended May 31, 2003 and May 31, 2002, respectively. The difference is due largely to increased costs associated with attempting to establish a drilling fund and increased insurance premiums for directors and officers of the Company. The increase is offset partially by higher costs in the prior fiscal year associated with the preparation of an independent reserve analysis.

     Interest Expense. We incurred $230,371 and $6,562 in interest expense for the nine months ended May 31, 2003 and May 31, 2002, respectively. The interest expense is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009.

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


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision, and with the participation of the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their respective knowledge, effective.

     (b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Principal Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                    PART II.
                               OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Previously reported.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  During the Quarter ended May 31, 2003, we filed one report on Form 8-K:

     A Form 8-K was filed on April 15, 2003 reporting a news release dated April 14, 2003.


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


         Signatures                        Title                      Date
         ----------                        -----                      ----


/s/  D. Scott Singdahlsen         President, Chief Executive      July 14, 2003
-----------------------------     Officer and Chairman of
     D. Scott Singdahlsen         The Board of Directors


/s/  Alisa C. Moore Copeland      Corporate Controller            July 14, 2003
-----------------------------     (Principal Financial Officer)
     Alisa C. Moore Copeland

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


Date: July 14, 2003                         /s/  D. Scott Singdahlsen
                                            ----------------------------------
                                                 D. Scott Singdahlsen
                                                 Chief Executive Officer

I, Alisa C. Moore Copeland, certify that:

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


Date: July 14, 2003                         /s/  Alisa C. Moore Copeland
                                            -----------------------------------
                                                 Alisa C. Moore Copeland
                                                 Corporate Controller
                                                 (Principal Financial Officer)