Form 10-K
period 2003-08-31
PYR ENERGY CORP
filed 2003-12-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-20879

                             PYR ENERGY CORPORATION
                 ----------------------------------------------
                (Name of registrant as specified in its charter)

            Maryland                                              95-4580642
    ------------------------                                   ---------------
   (State or jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        1675 Broadway, Suite 2450, Denver, CO                           80202
     (Address of principal executive offices)                        (Zip Code)

--------------------------------------------------------------------------------
        Registrant's telephone number, including area code (303) 825-3748
                                                           --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of December 11, 2003, the registrant had 23,701,357 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $9,610,621*. This calculation is based upon the closing sale price of $0.83 per share on December 11, 2003.

* Without asserting that any of the issuer's directors or executive officers, or the entities that own 3,079,384 and 3,634,000 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I.....................................................................  1

     ITEM 1 and ITEM 2.      BUSINESS AND PROPERTIES.......................  1

     ITEM 3.    LEGAL PROCEEDINGS.......................................... 18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 18

PART II.................................................................... 18

     ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS........................................ 18

     ITEM 6.    SELECTED FINANCIAL DATA.................................... 20

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................ 20

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.......................................... 27

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 27

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 27

     ITEM 9A.   CONTROLS AND PROCEDURES.................................... 27

PART III................................................................... 27

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............. 27

     ITEM 11.   EXECUTIVE COMPENSATION..................................... 29

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT...................................... 34

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 36

     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 36

PART IV.................................................................... 37

     ITEM 15.   EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K...... 37

SIGNATURES................................................................. 38

CONSOLIDATED FINANCIAL STATEMENTS..........................................F-1

                                     PART I

ITEM 1 and ITEM 2. BUSINESS AND PROPERTIES

General

     PYR Energy Corporation (referred to as "PYR," the "Company," "we," "us" and "our") is a development stage independent oil and gas exploration company with a strategic focus on exploring for and developing significant oil and gas reserves in deep, structurally complex geologic settings. Although our current focus is on the Rocky Mountain region as described below, previously our primary drilling activity has been in the San Joaquin Basin of California and on our East Lost Hills project there. We initiated this project in 1997 and brought in industry partners and commenced initial drilling in 1998. During the fiscal years ended August 31, 2002 and 2003, we focused our exploration efforts on the pre-drill phases of our other high potential exploration projects in the San Joaquin Basin and in the Rocky Mountain region. In November 2003, we signed an agreement with industry partners to test our projects in the Wyoming Overthrust. This agreement calls for the drilling of our Cumberland Prospect in early calendar year 2004, with an option to drill and test our Mallard Prospect by the 3rd quarter of calendar year 2004. We also are seeking one or more industry partners for our Rogers Pass Project in the Montana Foothills. Although there is no assurance, we anticipate entering into an agreement during the first calendar quarter of 2004.

     While our main corporate strategy to date has been to focus on high impact exploration, we are currently evaluating a number of opportunities involving lower risk exploitation and development drilling. To this end, PYR has entered into a joint venture agreement to participate in a shallow gas re-development project in southeast Alberta, Canada. The agreement provides PYR with a 5% working interest in a project to re-develop shallow gas production within a 4 million acre AMI in southeast Alberta. To date, four prospective projects have been identified and leased to the joint venture. Re-completion activities on the first project should begin shortly. PYR also has the option to purchase a 15% working interest in an expanded AMI of approximately 11 million acres in Alberta, to pursue similar re-development opportunities. These Canadian projects provide PYR with exposure to lower risk shallow gas opportunities in a proven gas production region.

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

     The Company's offices are located at 1675 Broadway, Suite 2450, Denver, Colorado 80202. The telephone number is (303) 825-3748, the facsimile number is
(303) 825-3768 and the Company's web site is www.pyrenergy.com. The Company's periodic and current reports filed with the Securities and Exchange Commission can be found on the Company's website.

Developments Since Beginning of Fiscal 2003

Exploration Of Overthrust Properties

     In December 2003, the Company entered into an agreement with two private oil and gas exploration companies covering the Company's exploration projects in the Overthrust of Southwestern Wyoming. The agreement calls for an initial well to be drilled to test the Cumberland Prospect in section 16, T18N, R118W.

     The Cumberland Prospect is a Jurassic Nugget test of an undrilled structure at the leading edge of the Absaroka Thrust. The Nugget Formation has produced in excess of 3.70 Tcfe of natural gas from structural closures on the Absaroka Thrust. The Cumberland prospect is on trend with these productive features, and is located approximately 5 miles northeast of the Ryckman Creek field. Ryckman Creek field was discovered in 1975 by Amoco and Chevron, and produced in excess of 250 Bcfe from the Nugget, prior to abandonment.

     It is currently anticipated that the test well for the Cumberland Prospect will be drilled early in calendar 2004. PYR Energy will participate with a 10% working interest in the drilling and will be carried for an additional 22.5% working interest to casing point in the initial test well. After casing point, PYR will have a 32.5% working interest in the initial well and all subsequent wells in the Prospect. The anticipated total depth of the well is estimated to be 10,600 feet. As part of the agreement, PYR has been reimbursed for certain exploration and prospect development costs associated with the Cumberland Prospect. PYR controls 6233 net acres within the Cumberland area of mutual interest (AMI).

     After drilling of the Cumberland test well, the participants also will have an option to earn part of PYR's Greater Duck AMI surrounding its Mallard Prospect at the south end of the giant Whitney Canyon - Carter Creek gas field. The agreement requires the participants to drill the initial test well at the Mallard Prospect to earn part of PYR's acreage position within the AMI. PYR currently controls 4160 net acres of leasehold within the Greater Duck AMI. If the Mallard Prospect is drilled, PYR will participate with a 5% working interest and will be carried for an additional 23.75% working interest to casing point in the initial test well. After casing point, PYR will have a 28.75% working interest in the initial test well and all subsequent wells in the prospect.

     The Mallard Prospect, seismically identified as a subsidiary structural feature, is located adjacent to the south end of the Whitney Canyon - Carter Creek field. Whitney Canyon - Carter Creek, discovered in 1978, has produced approximately 1.98 Tcfe of natural gas from multiple Paleozoic reservoirs in a large, complex structural closure on the Absaroka Thrust. The main target horizon at Mallard Prospect is the Mississippian Mission Canyon Formation at an estimated depth of approximately 14,500 feet. The Mission Canyon Formation has accounted for 93% of the cumulative production from Whitney Canyon - Carter Creek.

     The agreement also provides that the participants can earn interests in certain other portions of the Company's Overthrust acreage by undertaking other specified exploration activities.

Property Impairment

     During the fiscal year ended August 31, 2003, the Company recognized property impairments totaling $3,234,029 in conjunction with its capitalized oil and gas properties. This non-cash accounting charge includes capitalized costs incurred at the Company's East Lost Hills project of $451,285, including land rental and well costs. The remaining amount of the impairment charge includes capital costs, including land, geological and geophysical costs, associated primarily with other undeveloped projects that the Company has in the San Joaquin Basin of California. See below, "--Drilling Activities." As a result of this write-down, together with the Company's general operating costs and the absence of significant revenue, the Company reported a net loss of $5,237,613 for its fiscal year ended August 31, 2003. For additional information, see below, "--Property Impairment" and Note 1 to the Financial Statements included in this Form 10-K.

East Lost Hills, San Joaquin Basin, California

     During our fiscal year ended August 31, 2003, no drilling or development activities occurred at our East Lost Hills project. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production, and it is unlikely that additional activity will occur on the project. The Company has written off its entire investment in this project.

     Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation, the operator at East Lost Hills, has informed the participant group that it does not intend to participate in additional operations at East Lost Hills. Significant portions of the leaseholds in the project have expired or will expire in the near future.

     We have continued to evaluate our ongoing participation in the East Lost Hills project. Although we do not believe that there has been adequate evaluation of the Temblor potential at East Lost Hills, the historical cost structure of operations and the ongoing uncertainties make it very difficult to continue to participate in this project. We will seek to limit capital expenditures at East Lost Hills if there occurs a point in time as many of the ongoing problems associated with the play are mitigated. There is no assurance that any such mitigation of problems or any additional operations will occur at East Lost Hills. If additional operations are proposed, we will carefully evaluate to what extent, if any, we will participate in those operations.

     The ELH #4 well was drilled and completed to a depth of approximately 20,500 feet. Although the well flowed natural gas and liquid hydrocarbons upon initial production testing, we believe that mechanical difficulties related to the influx of wellbore debris have prevented an adequate and full evaluation of the reservoir potential. During initial production testing of the ELH #4, coil tubing was used to attempt to clean out debris in the wellbore. During these clean-out operations, a portion of the coil tubing separated and became stuck in the wellbore. Retrieval operations have not been initiated, and it is uncertain whether the coil tubing can be removed from the wellbore. The well is currently shut-in. Although the participant group has not approved or consented, the operator has formally proposed to plug and abandon the well.

     The ELH #9 well was drilled and completed to a depth of approximately 20,100 feet. Initially, the well was production tested in the Kreyenhagen shale underlying the Temblor formation. Non-commercial hydrocarbons were encountered and tested from this zone, and the participants agreed to move up-hole and test the lower Temblor section. These zones were perforated by wireline and limited production of hydrocarbons was encountered. We believe that the perforation and testing methodology may have been inadequate to fully evaluate the reservoir potential and that the production results are inconclusive. This well is currently shut-in. Although the participant group has not approved or consented, the operator has formally proposed to plug and abandon the well.

     The third well, the AERA Energy LLC #1-22 NWLH, located approximately 3.5 miles northwest of the ELH #1 well, was drilled to a total depth of 20,457 feet. The well encountered hydrocarbon shows and gas flow from several zones in the Temblor, and casing has been installed in preparation for production testing. We have determined to prioritize our financial resources on other prospects, and have elected to non-consent to the completion and production testing operations. We participated in the drilling of this well through a pooling arrangement at a 4.04% working interest.

Markets and Major Customers

     Sales of production from our ownership interest in the ELH #1 well at East Lost Hills to ChevronTexaco accounted for all of our revenues during fiscal 2003. These revenues currently are accruing at approximately $15,000 per month net to our interest. ChevronTexaco has gas gathering and processing capabilities and water disposal facilities in the area. Based on the general demand for gas, if for some unforeseen reason we were to lose ChevronTexaco as a customer, we believe that we would be able to find another customer. However, ChevronTexaco limits the amount of water it accepts at its water disposal facilities. If we are unable to dispose of produced water at the ChevronTexaco water disposal facility and if we are not successful in finding an alternative disposal method, we may not be able to dispose of water and, therefore could not produce and sell natural gas.

Employees and Office Space

     At August 31, 2003, we had five full time employees. We believe that our relationship with our employees is satisfactory. None of our employees is covered by a collective bargaining agreement. We lease approximately 3,800 square feet of office space in Denver, Colorado for our executive and administrative offices.

Business Strategy

     Our objective is to increase stockholder value per share by adding reserves, production, cash flow, earnings and net asset value. To accomplish this objective, we intend to capitalize on our technical expertise in identifying, evaluating and participating in the exploratory drilling and development of deep, structurally complex formations. We also intend to build on our experience and our competitive strengths, which include:

     o our inventory of California and Rocky Mountain drilling and exploration projects,

     o    our control of pre-drill exploration phases,

     o    our expertise in advanced seismic imaging, and

     o our ability to identify suitable development and exploitation drilling opportunities.

To implement our strategy, we seek to:

          Initiate Exploration Drilling on Our Undrilled Projects. We control interests in several other exploration projects in the San Joaquin Basin and in select areas of the Rocky Mountains. The most notable projects in the San Joaquin Basin are our Wedge and Bulldog prospects, which are large target reserve, deep Temblor gas prospects located to the northwest of our East Lost Hills acreage, and our Blizzard prospect which is a light oil Stevens target. In the Rocky Mountains, our most notable projects are Cumberland and Mallard, located in southwestern Wyoming, and our Montana Foothills project. We have recently signed an agreement for the drilling of our Cumberland project and an option to drill our Mallard projects. We are currently in discussion concerning a possible exploration agreement for our Montana Foothills project, but there is no assurance that it will be concluded successfully. We also are continuing to market our exploration drilling opportunities in California to potential industry partners. We expect to commence drilling exploration wells in three to four of these projects during calendar 2004, although there is no assurance that this will occur.

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

     o Evaluate Low Risk, Shallow Exploitation and Development Drilling Opportunities. As part of our ongoing strategy, we are evaluating lower risk drilling opportunities relative to our higher risk, internally generated, exploration projects. If found to be appropriate, these opportunities can provide the Company with suitable internal rates of return on investment, geographic and risk diversification, and exposure to reserves and potential cash flow. To this end, while we have evaluated numerous opportunities, we have recently signed joint venture agreements that provide the Company with shallow gas re-completion opportunities in southeast Alberta, Canada. We continue to review and evaluate additional development and exploitation opportunities as they arise.

     o Carefully evaluate to what extent, if any, we will continue to participate in operations at East Lost Hills. The East Lost Hills project has been extremely intensive in terms of time, labor and funding. Although we feel there is potential for significant gas reserves, meaningful production has not been established. Because of the current cost structure, continual cost overruns, the lack of a set direction for development and the fragmentation of the participant group, additional operations may not occur. Even in the event additional operations are proposed, we may elect not to participate in additional operations.


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

     On August 26, 1999, we and other working interest owners began drilling the ELH #1 well, approximately two miles northwest of the Bellevue #1-17R well. On April 12, 2000, this well had drilled to a total depth of 19,724 feet. Production testing began on May 28, 2000. On July 6, 2000, based on the results of the production testing and other analysis, we announced a natural gas discovery at the East Lost Hills field. Onsite production facilities, 8.4 miles of natural gas pipeline and 4.2 miles of water disposal pipeline were installed and, on February 6, 2001, we commenced commercial production of natural gas and liquid hydrocarbons from this well. Production from this well continued throughout fiscal 2003.

     Since shortly after commencing production on February 6, 2001, the production from the ELH #1 well has been constrained by the lack of adequate capacity for disposal of the produced water. Production water has been and continues to flow through a disposal pipeline connected to disposal facilities owned by ChevronTexaco. ChevronTexaco limits the amount of water accepted at its disposal facility. During the fourth quarter of fiscal 2003, the ELH #1 well produced a total of approximately 92 mmcfe, averaging approximately 1.1 mmcfe per day. Water production during this period averaged approximately 5,200 barrels per day.

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

     During fiscal 2002, we participated in the drilling of a third well at East Lost Hills. The Aera Energy LLC NWLH 1-22 well located in Section 22, T25S-R20E commenced drilling on August 23, 2001. This well is approximately three and a half miles northwest of the ELH #1 well. We participated in the drilling of this well, operated by Aera Energy LLC, through a pooling arrangement at a 4.04% working interest. On August 18, 2002, this well reached total depth of 20,457 feet. The participants intend to complete the well for production testing, however we have been notified by the operator that certain participants do not currently have the financial ability to proceed with the completion and are attempting to raise additional funds or bring in additional participants. Since late August 2002, the drilling rig has remained on location on standby rate in anticipation of the commencement of completion operations. Because we determined to prioritize our financial resources on other prospects, we notified the operator of our non-consent election in the completion of this well. The well was temporarily abandoned in late August 2003 and the rig was released in early September 2003. It is unknown whether the operator and participants intend to re-enter the well and attempt a completion at a later date.

     Pyramid Power Prospect. In April 1999, we purchased a working interest in the Pyramid Power deep natural gas exploration project in the San Joaquin Basin. This project is outside the East Lost Hills joint venture area. The initial test well, located in Section 9, T25S-R18E, commenced drilling on November 22, 2001. On July 17, 2002, the well reached total depth of 20,465 feet. Upon running final casing, the rig was released. Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation was operator of the well during drilling. Upon release of the rig, Oxy Lost Hills Inc. ("Oxy") took over as operator and Oxy will operate the completion and production testing of this well. We originally owned a carried working interest in this project of 3.75%, but assigned 25% of that interest to Oxy to facilitate completion activities. The well was tested in a number of different zones in the Cretaceous and lower Temblor. Non-commercial volumes of hydrocarbon gas and liquids were recovered during the completion attempts. OXY subsequently plugged and abandoned this wellbore in February 2003. PYR's working interest of 2.81% was carried through the tanks in this initial test well, and as a result, PYR incurred no capital costs associated with the drilling and abandonment of the well.

     Wedge Prospect. This is a seismically identified Temblor prospect located northwest of and adjacent to the East Lost Hills deep gas discovery. During the first fiscal quarter of 2001, we acquired approximately 17 miles of proprietary, high effort 2D seismic data and combined this data with existing 2D seismic data in order to refine what we interpret as the up-dip extension of the East Lost Hills structure. Our seismic interpretation shows that the same trend at East Lost Hills extends approximately ten miles further northwest of the East Lost Hills Area of Mutual Interest and can be encountered as much as 3,000 feet higher. Despite repeated attempts to facilitate drilling interest at Wedge during 2003, no industry interest was generated sufficient to put together a drilling partnership during the year. As a result, PYR re-evaluated its acreage position at Wedge and made the decision to consolidate the leasehold by releasing non-core prospect acreage in the project area. We currently control approximately 8,500 gross and net acres here. Our approach is to sell down our working interest to industry partners, and retain a 25% to 50% working interest in this prospect.

     Bulldog Prospect. This project is a 2D seismically identified natural gas and condensate prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin basin. During 2003, we re-evaluated our acreage position at Bulldog and consolidated the leasehold by releasing approximately 3200 non-core acres in the project area. We currently control approximately 11,900 gross and net acres here. We expect to sell down our working interest in this project and retain a 25% to 50% working interest in the prospect acreage.

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

     We currently control approximately 241,800 gross and 226,300 net acres in this project and are currently presenting this project to potential industry participants in order to sell down our working interest and generate exploratory drilling activity. We anticipate retaining a small working interest or an Overriding Royalty Interest in the project due to the high expected capital costs of full potential development.

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

     We currently control approximately 6,192 gross and net acres in the project and the agreement with industry partners described above under "Cumberland Project" pursuant to which PYR will participate in the initial test well for a 10% working interest and be carried for an additional 22.5% working interest to casing point on the initial test well. PYR will have a 32.5% working interest in all subsequent drilling activity, if any. We have recently received approval for our drilling permit from the State of Wyoming and we intend to commence the drilling of an initial exploration well during 2004.

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

     We currently control approximately 4,159 gross and net acres in the project and have recently signed an agreement with industry partners that provides an option to drill to earn the Mallard Prospect after the drilling of the Cumberland initial test well. Should the option be exercised by the participants, PYR will retain a 5% working interest and a 23.75% carried working interest to casing point in the initial test well at Mallard. We have recently received approval of our drilling permit for the initial test well at Mallard from the federal Bureau of Land Management. We intend to commence the drilling of an initial exploration well during 2004.

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

Production and Productive Wells

     On February 6, 2001, we commenced our first production from the ELH #1 well at East Lost Hills and this production continued throughout fiscal 2003. At August 31, 2003, the Company had production from only the ELH #1 well. During the fiscal year ended August 31, 2003, the Company's net share of production from this well was 34,773 mcf of natural gas and 1,583 barrels of liquid hydrocarbons.

Drilling Activities

     During the past three fiscal years, we participated in the drilling of the following exploration and development wells:

     o During the fiscal year ended August 31, 2003, we participated in the drilling of an exploratory well in the DJ Basin of Colorado. This well, which was drilled to a depth of approximately 4,800 feet was found to contain non-commercial deliverability of hydrocarbons and was plugged and abandoned.

     o During the fiscal year ended August 31, 2002, we participated in three gross (0.283 net) development wells at East Lost Hills. We also participated in one gross (0.00 net) exploration well at the Pyramid Power prospect with a carried through the tanks working interest. The ELH #4 well reached a total depth of approximately 20,500 feet on November 17, 2001. The ELH #9 well reached a total depth of approximately 21,100 feet on April 10, 2002 and the Aera Energy LLC NWLH 1-22 well reached a total depth of 20,457 feet on August 16, 2002.

     o During the fiscal year ended August 31, 2001, we participated in the drilling of three gross (0.283 net) development wells, all at East Lost Hills. The ELH #4 well commenced drilling on November 26, 2000. The ELH #9 well commenced drilling on July 18, 2001, and on August 23, 2001, the Aera Energy LLC NWLH 1-22 well commenced drilling.

     Although there is no assurance that any additional wells will be drilled, we anticipate we may commence drilling up to four exploration wells during fiscal 2004 on our exploration projects other than East Lost Hills. We do not expect to participate in the drilling of any additional wells at East Lost Hills during 2004. The actual number of wells drilled will be dependent on several factors, including the results of our ongoing exploration efforts and the availability of capital.

Reserves

     We commenced our first production from the ELH #1 well at East Lost Hills on February 6, 2001. Concurrent with the end of our fiscal year ended August 31, 2001, we engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers, to prepare a reserve report for the reserves related to our ownership interest in the East Lost Hills project. Based on this historical data of constrained production and drilling costs affected by significant mechanical difficulties, the reserve report concludes that it would be uneconomic to produce oil and gas reserves at East Lost Hills. Therefore, at August 31, 2001, the reserve report from our independent petroleum engineers shows no proved reserves. No additional meaningful production was established during fiscal 2002 or fiscal 2003, and, accordingly, no reserve report was prepared as of the August 31, 2002 or 2003 fiscal year ends. Previous to August 31, 2001, all of our oil and gas properties were classified as undeveloped, and no reserve reports were warranted.

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

Property Impairment

     As required for oil and gas companies that utilize the full cost method of accounting for oil and gas activities, we capitalize all costs associated with acquisition, exploration and development activities. Capitalized costs, excluding costs of investments in unproved properties and major development projects, are subject to a "ceiling test limitation." Under the ceiling test, capitalized costs may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves. If capitalized costs exceed this ceiling, an impairment is recognized.

     As described above under "--Reserves," we had no proved reserves as of August 31, 2003. As a result, we are required to record an impairment against our entire amortizable cost pool. This charge has no impact on our cash or cash flows. For the year ended August 31, 2003, the Company incurred amortizable cost pool charges of approximately $451,000 on its East Lost Hills project. As of August 31, 2003, this amount, together with approximately $2,783,000 of capital costs associated primarily with undeveloped San Joaquin Basin projects, were charged to impairment expense. Additional discussion of the charge, including information regarding the methodology prescribed for computing the full cost ceiling, is presented in Note 3 to our Financial Statements in this Annual Report on Form 10-K.

Acreage

     We currently control through lease, farmout, and option, the following approximate acreage position as detailed below:

        State                    Gross Acres       Net Acres
        -----                    -----------       ---------
     California                    32,000           27,000
     Montana                      242,000          226,000
     Wyoming                       12,000           12,000
                                  -------          -------

     TOTAL                        286,000          265,000



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

     We have a limited operating history in the oil and gas business. Our operations to date have consisted solely of evaluating geological and geophysical information, acquiring acreage positions, generating exploration prospects, and drilling a limited number of wells on deep oil and gas prospects. We currently have five full-time employees. Our future financial results depend primarily on (1) our ability to discover commercial quantities of oil and gas;
(2) the market price for oil and gas; (3) our ability to continue to generate potential exploration prospects; and (4) our ability to fully implement our exploration and development program. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves, if any, in commercial quantities.

     Our ongoing overhead exceeds our incoming revenue and our cash resources are not unlimited. We need to increase our sources of revenue and/or funding in order to sustain operations for the long run. There is no assurance that this will occur.

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

     Our operations require large amounts of capital. Our current development plans will require us to make large capital expenditures for the exploration and development of our oil and gas projects. Under our current capital expenditure budget, we expect to spend a minimum of approximately $900,000 on exploration and development activities during our fiscal year ending August 31, 2004. Also, we must secure substantial capital to explore and develop our other potential projects. Historically, we have funded our capital expenditures through the issuance of equity. Volatility in the price of our common stock, which may be significantly influenced by our drilling and production activity, may impede our ability to raise money quickly, if at all, through the issuance of equity at acceptable prices. We currently do not have any sources of additional financing. Future cash flows and the availability of financing will be subject to a number of variables, such as:

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

     Accounting rules may require write-downs. Under full cost accounting rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date. We commenced our first oil and gas production on February 6, 2001, resulting in a change of classification of a component of our capitalized oil and gas properties from undeveloped to developed. We engaged an independent engineering firm to conduct a reserve analysis and to prepare a reserve report for the East Lost Hills project. This report reflected no economic reserves at our fiscal year ended August 31, 2001. As a result, we recorded a write-down of approximately $13,340,000 to reduce the carrying value of our oil and gas properties. No additional meaningful production was established during our fiscal years ended August 31, 2002 or 2003, and we recorded additional impairments of $11,723,000 and $3,234,000, respectively, against our oil and gas properties. Additional discussion of this charge is presented in Note 1 to our Financial Statements in this Annual Report on Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 2003.

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

                                                           High          Low
                                                           ----          ---
Fiscal Year Ended August 31, 2002
      First Quarter..........................             $2.830       $1.500
      Second Quarter.........................              2.700        1.800
      Third Quarter..........................              2.250        1.150
      Fourth Quarter.........................              2.350        0.700
Fiscal Year Ended August 31, 2003
      First Quarter..........................             $1.00        $0.43
      Second Quarter.........................              0.42         0.22
      Third Quarter..........................              0.68         0.25
      Fourth Quarter.........................              0.82         0.36

     On December 11, 2003, the last reported sales price of our common stock on the American Stock Exchange was $0.83 per share.

Stockholders Of Record

     As of December 11, 2003, the number of record holders of our common stock was approximately 571.

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



Equity Compensation Plan Information

                                           Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of Securities
                                                                                                  Remaining Available for
                                                                                                   Future Issuance under
                                    Number of Securities to be                                      Equity Compensation
                                      Issued Upon Exercise of      Weighted-Average Exercise         Plans (Excluding
                                       Outstanding Options,      Price of Outstanding Options,    Securities Reflected in
          Plan Category                 Warrants and Rights           Warrants and Rights              Column (a))*
          -------------             --------------------------   ----------------------------     ------------------------
                                                (a)                           (b)                           (c)
Equity compensation plans
approved by security holders                 2,216,500                       $2.07                          -0-

Equity compensation plans not
approved by security holders                    -0-                            --                           -0-

Total                                        2,216,500                                                      -0-

-------------------
* At August 31, 2003

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for each of the last five fiscal years ended August 31:


                                                                         Fiscal Year Ended August 31,
                                                  ----------------------------------------------------------------------
                                                    2003            2002            2001           2000          1999
                                                  ---------      ----------     -----------     ----------     ---------
Operating Revenues                                 $195,167       $ 132,569     $ 1,624,096      $ 165,411     $ 116,713
Net (loss) from operations                       (4,639,501)    (13,192,579)     (3,564,408)      (982,547)   (1,140,407)
Net income (loss) per share                            (.22)           (.55)           (.59)          (.07)         (.11)
Total assets at the end of each period            9,089,904      13,400,250      22,067,184     19,942,090    10,762,521
Long-term debt at the end of each period          6,303,975       6,000,000             -0-            -0-         1,062


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data," and "Items 1. and 2. Business and Properties - Disclosures Regarding Forward-Looking Statements" of this Form 10-K.

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

Liquidity and Capital Resources

     At August 31, 2003, we had approximately $2,667,470 in working capital.

     During the year ended August 31, 2003, our capitalized costs for oil and gas properties decreased by approximately $1,484,000. The decrease is the result of an impairment taken against our oil and gas properties in the amount of $3,234,000 during the year, net of approximately $1,474,000 of costs incurred for drilling and completion, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development projects, and net asset retirement obligation assets of approximately $276,000.

     During the fiscal year ended August 31, 2002, our capitalized costs for oil and gas properties decreased by approximately $4,206,000. The decrease is the result of an impairment taken against our oil and gas properties in the amount of $11,723,000 and $250,000 in seismic sales credited to the full cost pool during the fiscal year ended August 31, 2002. The decrease was offset by approximately $7,767,000 of costs incurred for drilling and completion, geological and geophysical costs, delay rentals, and other related direct costs with respect to our exploration and development projects.

     During the fiscal year ended August 31, 2001, our capitalized costs for oil and gas properties decreased by approximately $316,000. The decrease is the result of an impairment taken against our oil and gas properties in the amount of $13,340,000, offset by approximately $13,024,000 of costs incurred for drilling and completion, the cost of acquiring an additional 1.5433% working interest in our East Lost Hills project, transportation pipeline costs, production facilities costs, delay rentals, and other related direct costs with respect to our exploration and development projects.

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

     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. At this time, our ongoing administrative and operating overhead exceeds our incoming revenue, and we have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the fiscal year ending August 31, 2004 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities, including continuing results at our East Lost Hills project. We anticipate spending a minimum of approximately $900,000 for capital expenditures relating to our existing drilling commitments and related development expenses, and other exploration costs. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available.

Capital Expenditures

     During fiscal 2003, we incurred approximately $451,000 of capital costs relating to our East Lost Hills Project. We incurred approximately $1,023,000 for costs related to our other exploration projects including continued acreage lease obligations and associated geological and geophysical costs. Revenues from oil and gas production during 2003 were $195,000.

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

     We currently anticipate that we will participate in the drilling of up to three exploration wells during our fiscal year ending August 31, 2004, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

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

     The following table summarizes the Company's obligations and commitments to make future payments under its convertible notes payable and office lease for the periods specified as of August 31, 2003:



---------------------- --------------------------------------------------------------------------------------------------------
                                                               Payments Due By Period
                                                               ----------------------
---------------------- --------------------------------------------------------------------------------------------------------
Contractual                                     Year Ended          Fiscal Years         Fiscal Years          Fiscal Year
----------------------                          ----------          ------------         ------------          -----------
Obligations                   Total           August 31, 2004         2005-2007            2008-2009         2010 and After
-----------                   -----           ---------------         ---------            ---------         --------------
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Convertible Notes               $8,474,313                 $-0-                 $-0-           $8,474,313           $-0-
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Office Lease                        97,723               97,723                  -0-                  -0-           $-0-
------------                     ---------               ------                 -----          ----------           ----
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Total Contractual               $8,572,036              $97,723                  -0-           $8,474,313                 $-0-
Cash Obligations
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------


The above schedule assumes convertible note interest payments will be added to the principal amount (which is at the discretion of the Company), and the entire balance will be paid in full on maturity of May 24, 2009, and there will be no conversion of debt to common stock. In addition to the above obligations, if we elect to continue holding all our existing leases on a delayed rental basis, we would have to pay approximately $560,000 during the year ending August 31, 2004. The Company considers on a quarterly basis whether to continue holding all or part of each acreage block by making delay rental payments on existing leases.

Results of Operations

     The twelve months ended August 31, 2003 ("2003") compared with the twelve months ended August 31, 2002 ("2002")

     Operations during the fiscal year ended August 31, 2003 resulted in a net loss of $5,237,613 compared to a net loss of $13,129,828 for the fiscal year ended August 31, 2002.

     Oil and Gas Revenues and Expenses. During the year ended August 31, 2003, we recorded $153,479 from the sale of 34,773 mcf of natural gas for an average price of $4.41 per mcf, and $41,688 for the sale of 1,583 bbls of hydrocarbon liquids for an average price of $26.33 per bbl. During the year ended August 31, 2002, we recorded $106,637 from the sale of 39,468 mcf of natural gas for an average price of $2.60 per mcf, and $29,932 from the sale of 1,600 bbls of hydrocarbon liquids for an average price of $18.71 per bbl. Lease operating expenses in 2003 were $95,334 compared to $91,384 in 2002.

     Interest Income. We recorded $53,520 and $145,645 in interest income for the years ended August 31, 2003 and 2002, respectively. Lower interest income in 2003 resulted from lower average cash balances in 2003 than in 2002, as cash was utilized throughout 2003 to fund the Company's operations.

     General and Administrative Expenses. General and administrative expenses in 2003 were $1,265,912 compared to $1,496,329 in 2002. The lower expense in 2003 reflects reduced salary and wage expenses following staff resignations, and lower costs incurred for financial advisory services in 2003 compared to 2002.

     Depreciation Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the years ended August 31, 2003 and August 31, 2002. The ELH#1 well continued producing throughout 2003 and 2002; however, because we have recorded an impairment against our entire amortizable full cost pool at both August 31, 2003 and 2002 there were no costs to amortize. We recorded $11,191 and $14,605 in depreciation expense associated with capitalized office furniture and equipment during 2003 and 2002, respectively. Included in depreciation expense reported for 2003, is $151,284 of depreciation of Asset Retirement Obligation assets, and $76,918 of accretion of the unamortized discount of the Asset Retirement Obligation liability. For further discussion of the Asset Retirement Obligation, see Note 4 to the Financial Statements included in this Form 10-K.

     Dry Hole, Impairment and Abandonments. In 2003 we recorded an impairment expense of $3,234,029, of which $451,285 related to costs incurred in the East Lost Hills prospect, and the remainder, $2,782,744, related to other undeveloped prospects in California and the Rocky Mountain region, which were determined by management to be impaired as of August 31, 2003. In 2002, we recorded an impairment expense of $11,722,830, primarily for the remaining basis in our East Lost Hills project. Additionally, approximately $54,000 of the 2002 impairment charge related to a Colorado exploration project where an unsuccessful exploration well was drilled in October 2002. Although properties may be considered as evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur related costs. Until we can establish economic reserves, of which there is no assurance, additional costs associated with these properties are charged directly to impairment expense as incurred.

     Interest Expense. During 2003, we recorded interest expense of $310,457 compared to $82,894 in 2002. The increase reflects the existence of $6,000,000 in convertible notes for the entirety of 2003 compared to only 3.25 months of 2002. The notes are due May 24, 2009, and call for semi-annual interest payments at an annual rate of 4.99% and are convertible into common stock at a conversion price of $1.30 per share. The interest can be paid in cash or added to the principal amount at the option of the Company. During 2003, the Company elected to add $303,975 of accrued interest to the balance of the debt. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our August 31, 2003 and 2002 balance sheets.

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

     Revenue Recognition:

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have any impact on its financial position or results of operations,

     SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

     In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

     In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial position.

     In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

The transition adjustment related to adopting SFAS 143 on September 1, 2002 was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable effect of $341,175. At the time of adoption, total assets increased $629,816, and total liabilities increased $769,175. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under Item 7A is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and schedules that constitute Item 8 are attached at the end of Annual Report on Form 10-K. An index to these Financial Statements and schedules is also included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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



          Name               Age               Position with the Company               Director Since
          ----               ---               -------------------------               --------------

D. Scott Singdahlsen         45      Chief Executive Officer, Chief Financial                1997
                                     Officer, President, and Chairman Of the Board
S. L. Hutchison              71      Director                                                1999
David Kilpatrick             53      Director                                                2002
Bryce W. Rhodes              50      Director                                                1999
Kenneth R. Berry, Jr.        51      Vice President-Land                                      --

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

     Bryce W. Rhodes has been a Director of the Company since April 1999, when he was nominated and elected to the Board in connection with the sale by the Company of convertible promissory notes issued in a private placement transaction in October and November 1998. From 1996 until September 2003, Mr. Rhodes has served as Vice President of Whittier Energy Company ("WEC"), an oil and gas investment company. In September 2003, WEC merged with Olympic Resources, Inc. and Mr. Rhodes was appointed as President and Chief Executive Officer. Mr. Rhodes served as Investment Manager of WEC from 1990 until 1996. Mr. Rhodes received B.A. degrees in Geology and Biology from the University of California, Santa Cruz, in 1976 and an MBA degree from Stanford University in 1979.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 2003, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that each of D. Scott Singdahlsen, our Chief Executive Officer and a director, Andrew P. Calerich, our former Chief Financial Officer, and Ken Berry, our Vice President, was late filing a Form 4 with respect to their receipt of stock options on February 5, 2003. In making these statements, the Company has relied upon representations and its review of copies of the Section 16(a) reports filed for the fiscal year ended August 31, 2003 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

     The Company adopted an Employee Code of Conduct (the "Code of Conduct"). We require all employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

     The Company also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer, our Controller and all other financial officers and executives. This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code of Conduct and Code of Ethics are filed with the SEC as exhibits to this Annual Report.

     Further, the Company has established "whistle-blower procedures" which provides a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide substantial protections to employees who report company misconduct.

Audit Committee Financial Expert

     The Company's Board of Directors has determined that Mr. S.L. Hutchison is the Company's audit committee financial expert.

Identification of Audit Committee

     The Board of Directors currently has an Audit Committee consisting of Messrs. Hutchison (Chairman), Kilpatrick and Rhodes. The Audit Committee is primarily responsible for the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the audited financial statements in this Annual Report on Form 10-K for the year ended August 31, 2003 and the unaudited financial statements included in the Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended August 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the last three completed fiscal years ended August 31, 2003 by D. Scott Singdahlsen, our Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board, and Andrew P. Calerich, our former Chief Financial Officer, Vice President and Secretary. Other than Mr. Singdahlsen, none of our executive officers received total salary and bonus exceeding $100,000 during any of the last three fiscal years.



                                                 Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                            Long-Term Compensation
                             ------------------------------------------   -------------------------------------------------
                                                                                  Awards            Payouts
                                                                          ----------------------    -------
                                                           Other Annual   Restricted                LTIP         All Other
                             Fiscal   Salary     Bonus     Compensation      Stock                 Payouts     Compensation
Name and Principal Position   Year     ($)(1)    ($)(2)       ($)(3)      Awards ($)   Options(#)   ($)(4)        ($)(5)
---------------------------   ----     ------    ------       ------      ----------   ----------   ------        ------

D. Scott Singdahlsen          2003     $175,000   $-0-         -0-            -0-       281,750       -0-           -0-
Chief Executive Officer,
Chief Financial Officer,      2002     $175,000   $-0-         -0-            -0-         -0-         -0-           -0-
President and Chairman Of
the Board                     2001     $128,250  $40,000       -0-            -0-         -0-         -0-           -0-


Andrew P. Calerich            2003      $96,772   $-0-         -0-            -0-       152,500(7)    -0-           -0-
Former Chief Financial
Officer, Vice President       2002      $95,682   $-0-         -0-            -0-         -0-         -0-           -0-
and Secretary(6)
                              2001      $90,666  $10,000       -0-            -0-         -0-         -0-           -0-

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

(6)  Mr. Calerich resigned as an employee and officer of the Company in June
     2003.

(7) These options expired by their terms following Mr. Calerich's resignation without being exercised.




Option Grants Table

     The following table provides certain summary information concerning individual grants of stock options made during the fiscal year ended August 31, 2003 to the following named executive officers.

                                      Option Grants For Fiscal Year Ended August 31, 2003
-----------------------------------------------------------------------------------------------------------------
                              Number of Securities      % of Total Options
                               Underlying Options      Granted to Employees     Exercise Price      Expiration
           Name                    Granted (#)            in Fiscal Year           ($/Share)           Date
           ----               --------------------     --------------------     --------------      ----------
D. Scott Singdahlsen                 281,750                   29.9%                  (1)            2/5/2010

Andrew P. Calerich                   152,500                   16.2%                  (2)            2/5/2010(3)

-----------

(1) Options to purchase 81,750 shares are exercisable at $1.30 per share and options to purchase 200,000 shares are exercisable at $.29 per share.

(2) Options to purchase 77,500 shares are exercisable at $1.30 per share and options to purchase 75,000 shares are exercisable at $.29 per share.

(3) Mr. Calerich resigned in June 2003 and these options expired by their terms without being exercised.

Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table provides certain summary information concerning stock option exercises during the fiscal year ended August 31, 2003 by the named executive officers and the value of unexercised stock options held by the named executive officers as of August 31, 2003.

                                      Aggregated Option Exercises For Fiscal Year Ended
                                        August 31, 2003 And Year-End Option Values(1)
---------------------------------------------------------------------------------------------------------------------------
                                                                    Number of Securities
                                                                   Underlying Unexercised           Value of Unexercised
                                                                      Options at Fiscal           In-the-Money Options at
                                                                       Year-End (#)(4)             Fiscal Year-End ($)(5)
                                                                ----------------------------    ---------------------------
                             Shares Acquired   Value Realized
           Name               on Exercise(2)       ($)(3)       Exercisable    Unexercisable    Exercisable   Unexercisable
           ----               --------------   --------------   -----------    -------------    -----------   -------------
D. Scott Singdahlsen               None             $-0-          171,666         325,084          $-0-          $42,000

Andrew P. Calerich                 None             $-0-          165,000(6)      197,500(6)       $-0-          $15,750

-----------

(1) No stock appreciation rights are held by any of the named executive officers.

(2) The number of shares received upon exercise of options during the year ended August 31, 2003.

(3) With respect to options exercised during the year ended August 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of August 31, 2003, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of August 31, 2003, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable and those options that were not yet exercisable on August 31, 2003 based on the closing sale price of our common stock on the last business day before that date, which was $.50 per share.

(6) Mr. Calerich resigned as an employee and officer in June 2003 and these options subsequently expired without being exercised.

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

Compensation Committee Report on Executive Compensation

     None of the members of the Compensation Committee of the Board of Directors is an employee of the Company. The Compensation Committee sets and administers the policies that govern the annual and long-term compensation of executive officers of the Company. The Compensation Committee makes recommendations to the full Board concerning compensation of executive officers and awards of stock options under the Company's stock option plans.

     Compensation Policies Toward Executive Officers. The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that relate compensation to the Company's annual and long-term performance, reward above average corporate performance compared to other companies in the oil and gas industry, recognize individual initiative and achievements, and assist the Company in retaining and attracting qualified executive officers. The Compensation Committee attempts to achieve these objectives through a combination of base salary, stock options, and cash bonus awards. In determining compensation, the Compensation Committee considers the matters discussed in this report as well as the recommendations of the Chief Executive Officer concerning other executive officers and employees. The Compensation Committee met on February 5, 2003 to consider executive salaries for the fiscal year ended August 31, 2003, as well as stock option grants and cash bonuses regarding performance during the year ended August 31, 2002. This report is based on that meeting and, with respect to the discussion of executive salaries for the fiscal year ended August 31, 2002, the meeting of the Committee held on April 12, 2002.

     Executive Salaries. Executive salaries are reviewed by the Compensation Committee on a yearly basis and are set for individual executive officers based on subjective evaluations of each individual officer's performance and contributions to the Company, the Company's past performance, the Company's future prospects and long-term growth potential and a comparison of the salary ranges for executives of other companies in the oil and gas industry. Through consideration of these criteria, the Compensation Committee believes that salaries may be set in a manner that is both competitive and reasonable within the Company's industry.

     The consideration of the Company's performance for the year ended August 31, 2002 included a review of the development of the East Lost Hills prospect and the status of the Company's other projects. The consideration of the Company's future prospects and potential for long-term growth included advancing the Company's additional exploration projects, and continued recognition of the Company in the investment community.

     After completing its reviews at a meeting of the Committee on February 2003, the Committee determined not to adjust salaries for the year ended August 31, 2003 and maintained Mr. Singdahlsen's annual base salary at $175,000 for fiscal 2003.

     Stock Options. Stock options are granted to executive officers and other employees of the Company by the full Board after recommendations of the Compensation Committee as a means of providing long-term incentive to the Company's employees. The Compensation Committee believes that stock options encourage increased performance by the Company's employees and align the interests of the Company's employees with the interests of the Company's stockholders. Decisions concerning recommendations for the granting of stock options to a particular executive officer are made after reviewing the number of options previously granted to that officer, the number of options granted to other executive officers (with higher ranking officers generally receiving more options in the aggregate), and a subjective evaluation of that officer's performance and contributions to the Company as described above under "--Executive Salaries" and anticipated involvement in the Company's future prospects. While stock options are viewed by the Committee on a more forward looking basis than cash bonus awards based on prior performance, an executive officer's prior performance will impact the number of options that may be granted. At its February 5, 2003 meeting, after considering the foregoing factors, the Committee recommended that the Company grant to Mr. Singdahlsen options to purchase 200,000 shares for $.29 per share (the closing price on that day) and 81,750 shares at $1.30 until February 4, 2010, and grant to Mr. Calerich options to purchase 75,000 shares for $.29 per share and 77,500 shares for $1.30 per share until February 4, 2010. The Board approved the grants recommended by the Committee.

     Cash Bonus Awards. The Compensation Committee considers on an annual basis whether to pay cash bonuses to some or all of the Company's employees, including the Company's executive officers. The Compensation Committee considers the granting of bonuses with the objective that the Company will remain competitive in its compensation practices and be able to retain highly qualified executive officers. In determining the amounts of bonuses, the Compensation Committee considers the performance of the Company and each executive officer in the past year as described above under "--Executive Salaries". The Committee's review of the Company's performance concentrates on exploration success, prospect generation, investment community recognition of the Company and financial stability. Based on the foregoing, at its April 12, 2002 meeting the Committee did not recommend bonuses for Mr. Singdahlsen or Mr. Calerich. No bonuses have subsequently been granted.

     Chief Executive Officer Compensation. Generally, the compensation of the Company's Chief Executive Officer is determined in the same manner as the compensation for other executive officers of the Company as described above. The Committee considered Mr. Singdahlsen's compensation after determining the base salaries and bonuses of the other executive officers and the Committee's decisions concerning Mr. Singdahlsen's compensation included consideration of the relative amounts paid to these officers and Mr. Singdahlsen's added responsibilities as Chief Executive Officer. As a result of these considerations, as well as the compensation being paid to the chief executive officers of other relatively comparable companies in the oil and gas industry, the Committee did not increase Mr. Singdahlsen's base salary or pay Mr. Singdahlsen a cash bonus as described above. No adjustments have subsequently been made to Mr. Singdahlsen's base salary or bonus.

                           The Compensation Committee

                                 S. L. Hutchison
                               David B. Kilpatrick
                                 Bryce W. Rhodes

     1997 Stock Option Plan

     In August 1997, our 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board Of Directors and subsequently approved by the stockholders. Pursuant to the 1997 Plan, we may grant options to purchase an aggregate of 1,000,000 shares of common stock to key employees, directors, and other persons who have contributed or are contributing to our success. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or they may be nonqualified options. The 1997 Plan may be administered by the Board Of Directors or by an option committee. Administration of the 1997 Plan includes determination of the terms of options granted under the 1997 Plan. At August 31, 2003, options to purchase 716,500 shares were outstanding under the Plan and no options were available to be granted under the 1997 Plan.

     2000 Stock Option Plan

     In March 1999, our 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board Of Directors and subsequently approved by the stockholders. Pursuant to the 2000 Plan, we may grant options to purchase shares of our common stock to key employees, directors, and other persons who have contributed or are contributing to our success. We initially could grant options to purchase up to 500,000 shares pursuant to the 2000 Plan. In June 2001, our stockholders approved an amendment which allows us to grant options to purchase up to 1,500,000 shares pursuant to the 2000 Plan. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan may be administered by the Board Of Directors or by an option committee. Administration of the 2000 Plan includes determination of the terms of options granted under the 2000 Plan. As of August 31, 2003, options to purchase 1,500,000 shares were outstanding under the 2000 Plan and no options were available to be granted pursuant to the 2000 Plan.

     Employment Contracts And Termination of Employment And Change-In-Control Arrangements

     We do not have any written employment contracts with any of our officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that both the 1997 Plan and the 2000 Plan provide for vesting of all outstanding options in the event of the occurrence of a change-in-control.

     Performance Graph

     The following line graph compares the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends (regarding shares other than our common stock, on which no dividends have been paid) for (1) our common stock, (2) the American Stock Exchange Oil Index, and
(3) the Standard & Poors S&P 500 Index. The comparison shown in the graph is for the years ended August 31, 1999, 2000, 2001, 2002 and 2003. The cumulative total stockholder return on the Company's common stock was measured by dividing the difference between the Company's share price at both the end and at the beginning of the measurement period by the share price at the beginning of the measurement period.


                             [Performance Graph appears here based on the following data points:

                                 8/29/98      8/31/99     8/31/00      8/31/01       8/30/02      8/29/03
                                 -------      -------     -------      -------       -------      -------
PYR Energy Corporation            $100        740.00      780.00       332.80        160.00         80.00
Amex Oil Index                    $100        133.50      133.16       140.48        125.55        122.88
S&P 500                           $100        137.93      158.54       118.42         95.70        105.30]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership Of Directors And Principal Stockholders

     As of December 11, 2003, there were 23,701,357 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                                   Percentage of
                                         Number of Shares              Shares
Name and Address of Beneficial Owner   Beneficially Owned(1)        Outstanding
------------------------------------   ---------------------        -----------

D. Scott Singdahlsen                        2,097,617(2)                 8.7%
1675 Broadway, Suite 2450
Denver, Colorado  80202

                                                                   Percentage of
                                         Number of Shares              Shares
Name and Address of Beneficial Owner   Beneficially Owned(1)        Outstanding
------------------------------------   ---------------------        -----------

S.L. Hutchison                              3,288,408(3)                13.9%
c/o Victory Oil Company
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Bryce W. Rhodes                               266,539(4)                 1.1%
c/o Whittier Energy Company
7770 El Camino Real
Carlsbad, CA 92009

David Kilpatrick                               15,000(5)                 *

All Executive Officers and                  5,895,329(2)(3)(4)(5)(6)    24.4%
Directors as a group (five persons)

Victory Oil Company                         3,079,384(7)                13.0%
222 West Sixth Street, Suite 1010
San Pedro, California  90731

Eastbourne Capital Management, L.L.C.       8,483,211(8)                29.7%
1101 Fifth Avenue, Suite 160
San Rafael, CA  94901

------------

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

(2) The shares shown for Mr. Singdahlsen include 200,000 shares owned by Mr. Singdahlsen's two minor children. Also includes options to purchase 100,000 shares at $4.40 per share until May 15, 2005 and options to purchase 100,000 shares at $5.98 per share until November 27, 2005.

(3) Includes options to purchase 17,500 shares at $1.65 per share until April 11, 2007 that currently are exercisable or that will become exercisable within the next 60 days. Also includes the shares shown as beneficially owned by Victory Oil Company as described in note (7) below. Mr. Hutchison is the Vice President and Chief Financial Officer of Victory Oil Company. Mr. Hutchison disclaims beneficial ownership of the shares beneficially owned by Victory Oil Company.

(4) Includes 13,000 shares of common stock owned by Mr. Rhodes and 64,414 shares of common stock owned by Adventure Seekers Travel, Inc. Adventure Seekers is owned by Mr. Rhodes' wife and Mr. Rhodes is the President of Adventure Seekers. Also includes 171,625 shares that are held by Whittier Energy Company. Mr. Rhodes is a Vice President of Whittier Energy Company. Mr. Rhodes disclaims beneficial ownership of the shares beneficially owned by Whittier Energy Company. Also includes options to purchase 17,500 shares at $1.65 per share until April 11, 2007 that currently are exercisable or that will become exercisable within the next 60 days.

(5) Includes options to purchase 15,000 shares at $1.72 per share until June 4, 2007 that currently are exercisable or that will become exercisable within the next 60 days owned by Mr. Kilpatrick.

(6) Includes the following securities held directly or indirectly by Kenneth R. Berry, Jr., who is Vice President of Land: an aggregate of 70,265 shares owned by various entities, IRAs, and trusts with which Mr. Berry, or his spouse or minor daughter, is associated; and options to purchase 157,500 shares of common stock at exercise prices ranging from $.29 to $5.44 per share that currently are exercisable or that will become exercisable within the next 60 days.

(7) Includes 100,000 shares owned by Crail Fund, a partnership that is owned by the shareholders of Victory Oil Company. See "Certain Transactions With Management And Principal Stockholders."

(8) The shares reflected include the shares beneficially owned by Eastbourne Capital Management, L.L.C., a registered investment adviser, Richard Jon Barry, Manager of Eastbourne and the following companies to which Eastbourne is investment adviser: Black Bear Offshore Master Fund Limited, a Cayman Island exempted company, Black Bear Fund I, L.P. and Black Bear Fund II, LLC. These shares include the equivalent shares of common stock underlying $6,303,975 of convertible notes held by Black Bear Offshore Master Fund Limited, Black Bear Fund I, L.P. and Black Bear Fund II, LLC in the aggregate amount of 4,849,211 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 24, 2002, certain investment entities managed by Eastbourne Capital Management, LLC purchased $6 million of convertible notes from the Company. The notes provide for semi-annual interest payments at an annual rate of 4.99% and are convertible into common stock at the rate of $1.30 per share. At the time of the transaction, these entities had aggregate ownership in PYR Energy Corporation of approximately 15%. Concurrent with the sale, we agreed to add Messrs. Eric Sippel and Borden Putnam, of Eastbourne, to our Board of Directors. Messrs. Sippel and Putnam resigned from the board in August 2003, although Eastbourne still has the right to designate two individuals to serve on the Board.

     During the fiscal year ended August 31, 2002, there were no other transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Wheeler Wasoff, P.C., the Company's principal accountants, billed the Company $29,058 for the year ended August 31, 2003 and $32,973 for the year ended August 31, 2002 for professional services rendered by Wheeler Wasoff, P.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q and services normally provided by Wheeler Wasoff, P.C. in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

     For the years ended August 31, 2003 and August 31, 2002, Wheeler Wasoff, P.C. did not provide the Company with any services for assurance and related services provided by Wheeler Wasoff, P.C. that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

     For the years ended August 31, 2003 and August 31, 2002, Wheeler Wasoff, P.C. billed the Company $2,150 and $2,750, respectively, for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

     For the years ended August 31, 2003 and August 31, 2002, Wheeler Wasoff, P.C. did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

     The audit committee currently does not have any pre-approval policies or procedures concerning services performed by Wheeler Wasoff, P.C. All the services performed by Wheeler Wasoff, P.C. that are described above were pre-approved by the audit committee. Less than 50% of the hours expended on Wheeler Wasoff, P.C.'s engagement to audit the Company's financial statements for the fiscal years ended August 31, 2003 and 2002 were attributed to work performed by persons other than Wheeler Wasoff, P.C.'s full-time, permanent employees.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                      INDEX


         Independent Auditor's Report........................................F-2

         Balance Sheets
                  August 31, 2003 and 2002...................................F-3

         Statements of Operations
                  Years Ended August 31, 2003, 2002, and 2001 and
                  Cumulative Amounts from Inception to August 31, 2003.......F-4

         Statements of Members'/ Stockholders' Equity
                  Period from Inception (May 31, 1996) to December 31,
                  1996, Eight Months Ended August 31, 1997 and
                  Years Ended August 31, 2000, 2001, 2002 and 2003.....F-5 - F-8

         Statements of Cash Flows
                  Years Ended August 31, 2003, 2002, and 2001 and
                  Cumulative Amounts from Inception
                  to August 31, 2003 .................................F-9 - F-10

         Notes to Financial Statements...............................F-11 - F-23

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements and Notes thereto.

(a)(3) Exhibits.
       ---------

                                  Exhibit Index

Number   Description
------   -----------

3.1 Articles Of Incorporation filed with the Maryland Secretary Of State on June 18, 2001.(1)

3.2 Articles of Merger filed with the Maryland Secretary Of State on July 3, 2001 in connection with Maryland reincorporation.(1)

3.3      Bylaws(1)

31 Rule 13a - 14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Employee Code of Conduct

99.2 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller

--------------

(1) Incorporated by reference from the Registrant's Form 10-K for the year ended August 31, 2001.

(b)  Reports On Form 8-K.
     --------------------

     During the fourth quarter of the fiscal year ended August 31, 2003, the Company filed three Current Reports on Form 8-K, which reported events occurring on each of June 20, 2003, July 14, 2003 and July 30, 2003.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PYR ENERGY CORPORATION



Date: December 15, 2003                       By:  /s/  D. Scott Singdahlsen
                                                   -----------------------------
                                                   D. Scott Singdahlsen
                                                   Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signatures                            Title                                   Date
----------------------      -------------------------------------------       -----------------


/s/  D. Scott Singdahlsen   Chief Executive Officer, President, Chief         December 15, 2003
-------------------------   Financial Officer and Chairman Of The Board
D. Scott Singdahlsen

/s/  S. L. Hutchison        Director                                          December 15, 2003
-------------------------
S. L. Hutchison

                            Director
-------------------------
David Kilpatrick

/s/  Bryce W. Rhodes        Director                                          December 15, 2003
-------------------------
Bryce W. Rhodes

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)





                                      INDEX



   Independent Auditor's Report..............................................F-2

   Balance Sheets
            August 31, 2003 and 2002.........................................F-3

   Statements of Operations
            Years Ended August 31, 2003, 2002 and 2001 and
            Cumulative Amounts from Inception to August 31, 2003.............F-4

   Statements of Members'/ Stockholders' Equity
            Period from Inception (May 31, 1996) to
            December 31, 1996, Eight Months Ended August 31, 1997 and
            Six Years Ended August 31, 2003............................F-5 - F-8

   Statements of Cash Flows
            Years Ended August 31, 2003, 2002 and 2001 and
            Cumulative Amounts from Inception to August 31, 2003.......F-9 - F10

   Notes to Financial Statements.....................................F-11 - F-23

                          INDEPENDENT AUDITOR'S REPORT




To The Board of Directors and Stockholders
PYR ENERGY CORPORATION

We have audited the accompanying balance sheets of PYR Energy Corporation (a development stage company) as of August 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2003 and cumulative amounts from inception to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation as of August 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2003 and cumulative amounts from inception to August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                                  Wheeler Wasoff, P.C.

Denver, Colorado
November 25, 2003



                                                PYR ENERGY CORPORATION
                                             (A Development Stage Company)
                                                     BALANCE SHEETS
                                              AUGUST 31, 2003 and 2002

                                                        ASSETS

                                                                                     2003                 2002
                                                                                     ----                 ----

CURRENT ASSETS
   Cash                                                                         $  3,657,938           $  6,516,086
   Prepaid expenses                                                                   46,559                 47,365
                                                                                ------------           ------------

          Total Current Assets                                                     3,704,497              6,563,451

PROPERTY AND EQUIPMENT, net (Note 3)                                               5,317,150              6,805,355

OTHER                                                                                 68,257                 31,444
                                                                                ------------           ------------

                                                                                $  9,089,904           $ 13,400,250
                                                                                ============           ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $    309,796           $    532,597
   Asset retirement obligation (Note 4)                                              727,231
                                                                                ------------           ------------


           Total Current Liabilities                                               1,037,027                532,597
                                                                                ------------           ------------

LONG-TERM LIABILITIES
   Convertible notes payable (Note 5)                                              6,303,975              6,000,000
   Asset retirement obligation (Note 4)                                              118,862
                                                                                ------------           ------------


        Total Long-Term Liabilities                                                6,422,837              6,000,000
                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares
     Series A authorized 25,000 shares; issued and outstanding none                     --                     --
   Common stock, $.001 par value; authorized 75,000,000 shares
      Issued and outstanding 23,701,357 shares                                        23,701                 23,701
   Capital in excess of par value                                                 35,407,657             35,407,657
   Deficit accumulated during the development stage                              (33,801,318)           (28,563,705)
                                                                                ------------           ------------

                                                                                   1,630,040              6,867,653
                                                                                ------------           ------------

                                                                                $  9,089,904           $ 13,400,250
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





                                                 PYR ENERGY CORPORATION
                                               (A Development Stage Company)
                                                 STATEMENTS OF OPERATIONS


                                                                                                        Cumulative from
                                                                       Years ended August 31,            Inception to
                                                                                                           August 31,
                                                         2003              2002             2001              2003
                                                    ------------      ------------      ------------      ------------
REVENUES
   Oil and gas production                           $    195,167      $    132,569      $  1,201,979      $  1,529,715
                                                    ------------      ------------      ------------      ------------


                                                         195,167           132,569         1,201,979         1,529,715
                                                    ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Lease operating expenses                               95,334            91,384           102,018           288,736
   Impairment, dry hole, and abandonments              3,234,029        11,722,830        13,339,911        28,818,139
   Depreciation and amortization                         239,393            14,605            17,823           337,994
   General and administrative                          1,265,912         1,496,329         1,306,635         6,560,336
                                                    ------------      ------------      ------------      ------------
                                                       4,834,668        13,325,148        14,766,387        36,005,205
                                                    ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS                                (4,639,501)      (13,192,579)      (13,564,408)      (34,475,490)
                                                    ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                        53,520           145,645           422,117           945,147
   Other income                                             --                --                --             127,528
   Interest (expense)                                   (310,457)          (82,894)             --            (577,657)
   Gain on sale of oil and gas prospects                    --                --                --             556,197
                                                    ------------      ------------      ------------      ------------
                                                        (256,937)           62,751           422,117         1,051,215
                                                    ------------      ------------      ------------      ------------

NET (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                             (4,896,438)      (13,129,828)      (13,142,291)      (33,424,275)
   Cumulative effect of change in
      accounting principle                              (341,175)             --                --            (341,175)
                                                    ------------      ------------      ------------      ------------

                                                       5,237,613       (13,129,828)      (13,142,291)      (33,765,450)

INCOME APPLICABLE TO
PREDECESSOR LLC (Note 1)                                    --                --                --             (35,868)
                                                    ------------      ------------      ------------      ------------


NET (LOSS)                                            (5,237,613)      (13,129,828)      (13,142,291)      (33,801,318)

   Less dividends on preferred stock                        --                --             (62,880)         (292,411)
                                                    ------------      ------------      ------------      ------------

NET (LOSS) TO COMMON STOCKHOLDERS                   $ (5,237,613)     $(13,129,828)     $(13,205,171)     $(34,093,729)
                                                    ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                   $       (.22)     $       (.55)     $       (.59)     $      (2.23)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                                      23,701,357        23,693,521        22,226,906        15,282,342
                                                    ============      ============      ============      ============


                  The accompanying notes are an integral part of the financial statements.





                                                     PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                            STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
                                     PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                                EIGHT MONTHS ENDED AUGUST 31, 1997 AND SIX YEARS ENDED AUGUST 31, 2003


                                                                                                                          Deficit
                                                    Preferred Stock               Common Stock                          Accumulated
                                                ------------------------    -----------------------      Capital in     During the
                                  Members'                                                                Excess of     Development
                                   Equity         Shares        Amount        Shares       Amount         Par Value        Stage
                                   ------         ------        ------        ------       ------         ---------        -----

Inception, May 31, 1996          $      --             --     $      --            --     $      --      $      --      $      --
Initial member contributions
  - cash                               5,000           --            --            --            --             --             --
Member contribution- services         12,000           --            --            --            --             --             --
Distributions to members             (24,000)          --            --            --            --             --             --
Net income                            18,963           --            --            --            --             --             --
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1996            11,963           --            --            --            --             --             --
Member contributions - cash           23,000           --            --            --            --             --             --
Member contribution -  services       24,000           --            --            --            --             --             --
Distributions to members             (42,000)          --            --            --            --             --             --
Net income - January 1, 1997
  to August 5, 1997                   16,905           --            --            --            --             --             --
Issuance of common stock
  to members of PYR Energy,
  LLC upon merger ($.008
  per share)                         (33,868)          --            --       4,000,000         4,000         29,868           --
Recapitalization of shares
  issued by Mar prior to
  merger                                --             --            --       1,059,804         1,060           (724)          --
Sales of common stock
  pursuant to private
  placement at
  $.25 per share                        --             --            --       2,095,000         2,095        521,655           --
Sale of common stock
  pursuant to private
  placement at                          --             --
  $.75 per share                        --             --            --       2,000,000         2,000      1,498,000           --
Costs of private
  placements offerings                  --             --            --            --            --         (280,711)          --
Net (loss) August 6, 1997
  to August 31, 1997                    --             --            --            --            --             --          (57,825)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, August 31, 1997                --             --            --      9,154,804         9,155       (57,825)       1,768,088

Net (loss)                              --             --            --            --            --             --         (110,807)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, August 31, 1998         $      --             --     $      --       9,154,804   $     9,155    $ 1,768,088    $  (168,632)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------





                               The accompanying notes are an integral part of the financial statements.





                                                         PYR ENERGY CORPORATION
                                                    (A Development Stage Company)
                                       STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                      PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                                EIGHT MONTHS ENDED AUGUST 31, 1997 AND SIX YEARS ENDED AUGUST 31, 2003


                                                                                                                         Deficit
                                                 Preferred Stock               Common Stock                            Accumulated
                                             ------------------------    -----------------------        Capital in     During the
                                                                                                         Excess of     Development
                                               Shares        Amount          Shares         Amount      Par Value         Stage
                                               ------        ------          ------         ------      ---------         -----

Balance Forward                                 --      $       --         9,154,804    $      9,155   $  1,768,088    $   (168,632)
Issuance of preferred stock for
  convertible notes                           25,000              25            --              --        2,499,976            --
Unamortized convertible note
  financing costs                               --              --              --              --          (73,319)           --
Issuance of common stock for
  interest on convertible debt,
   at $2.19 pershare                            --              --            53,326              53        116,769            --
Issuance of common stock warrants
  for financing costs                           --              --              --              --           56,833            --
Conversion of preferred stock to
  common stock at $.60 per share              (2,021)             (2)        336,833             337           (335)           --
Sale of common stock pursuant to
  private placement for cash of
  $1.60 per share                               --              --         4,375,000           4,375      6,995,625            --

Costs of private placement                      --              --              --              --          (83,155)           --
Exercise of private placement warrants
  for cash of $2.50 per share                   --              --             3,125               3          7,809            --
Issuance of common stock for
  property, valued at $.75 per
  share                                         --              --           266,666             267        199,733            --
Issuance of common stock for
  property, valued at $2.00 per
  share                                         --              --           218,866             219        437,513            --
Preferred dividends paid                        --              --              --              --          (50,910)           --

Net (loss)                                      --              --              --              --             --        (1,140,407)
                                        ------------    ------------    ------------    ------------   ------------    ------------


Balance August 31, 1999                       22,979    $         23      14,408,620    $     14,409   $ 11,874,627    $ (1,309,039)
                                        ------------    ------------    ------------    ------------   ------------    ------------


                            The accompanying notes are an integral part of the financial statements.






                                                       PYR ENERGY CORPORATION
                                                   (A Development Stage Company)
                                    STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                   PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                             EIGHT MONTHS ENDED AUGUST 31, 1997 AND SIX YEARS ENDED AUGUST 31, 2003

                                                                                                                         Deficit
                                                Preferred Stock               Common Stock                              Accumulated
                                             ------------------------    -----------------------        Capital in      During the
                                                                                                        Excess of      Development
                                              Shares       Amount          Shares         Amount        Par Value         Stage
                                              ------       ------          ------         ------        ---------         -----

Balance Forward                              22,979    $         23      14,408,620    $     14,409    $ 11,874,627    $ (1,309,039)
Issuance of common stock for
  services (valued at $4.00
  per share)                                   --              --             5,000               5          19,995            --
Conversion of preferred stock to
  common stock
  at $.60 per share                          (8,716)             (9)      1,452,597           1,452          (1,443)           --
Exercise of warrants for cash
  of $.75 per share                            --              --            58,333              58          43,692            --
Exercise of private
  placement warrants for
  cash of $2.50 per share                      --              --           160,938             161         402,184            --
Issuance of common stock for
  payment of preferred
  dividends (valued at $4.30
  per share)                                   --              --            24,914              25             (25)           --
Issuance of common stock for
  payment of preferred
  dividends (valued at $5.24
  per share)                                   --              --            13,617              14             (14)           --
Sale of common stock pursuant to
  private placement for cash
  of $3.25 per share                           --              --           220,000             220         714,780            --
Cost of private placement                      --              --              --              --           (11,857)           --
Exercise of common
  stock options                                --              --            27,500              28          26,285            --
Retirement of common stock
  received for option exercise                 --              --            (2,500)             (3)        (10,310)           --
Sale of common stock pursuant to
  private placement for cash
  of $3.50 per share                           --              --         2,700,000           2,700       9,447,300            --
Issuance of common
  stock warrants for
  offering costs                               --              --              --              --           110,606            --
Costs of private placement                     --              --              --              --          (567,436)           --
Net (loss)                                     --              --              --              --              --          (982,547)
                                       ------------    ------------    ------------    ------------    ------------    ------------


Balance August 31, 2000                      14,263    $         14      19,069,019    $     19,069    $ 22,048,384    $ (2,291,586)
                                       ------------    ------------    ------------    ------------    ------------    ------------


                               The accompanying notes are an integral part of the financial statements.





                                                  PYR ENERGY CORPORATION
                                                (A Development Stage Company)
                                  STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY (continued)
                                 PERIOD FROM INCEPTION (MAY 31, 1996) TO DECEMBER 31, 1996,
                            EIGHT MONTHS ENDED AUGUST 31, 1997 AND SIX YEARS ENDED AUGUST 31, 2003

                                                                                                                         Deficit
                                                Preferred Stock               Common Stock                             Accumulated
                                             ------------------------    -----------------------        Capital in     During the
                                                                                                        Excess of     Development
                                             Shares        Amount          Shares         Amount        Par Value         Stage
                                              ------        ------          ------         ------       ---------         -----


Balance Forward                              14,263    $         14      19,069,019    $     19,069    $ 22,048,384    $ (2,291,586)
Conversion of preferred stock
  to common stock                           (14,263)            (14)      2,377,234           2,377          (2,363)           --
Exercise of warrants for cash
  of $.75 per share                            --              --           116,667             117          87,384            --
Exercise of private placement
  warrants for cash of
  $2.50 to $4.80 per
  share                                        --              --           439,723             439       1,469,226            --
Issuance of common stock
  for payment of
  preferred dividends
  (valued at $6.40 per
  share)                                       --              --             9,825              10             (10)           --
Exercise of common stock
  options for cash at $.69 to
  $3.66 per share                              --              --           246,000             246         288,272
Retirement of common stock
  received for option exercise                 --              --           (17,111)            (17)       (114,971)
Sale of common stock for cash
  of $8.00 per share                           --              --         1,450,000           1,450      11,598,550            --
Costs of common stock sale                     --              --              --              --          (160,470)           --
Net (loss)
                                               --              --              --              --              --       (13,142,291)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance August 31, 2001                        --              --        23,691,357          23,691      35,214,002     (15,433,877)

Exercise of common
  stock options for cash
  at $1.50 per share                           --              --            10,000              10          14,990            --
Issuance of common stock
  warrants for services                        --              --              --              --           178,665            --

Net (loss)                                     --              --              --              --              --       (13,129,828)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance August 31, 2002                        --              --        23,701,357          23,701      35,407,657     (28,563,705)


Net (loss)                                     --              --              --              --              --        (5,237,613)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance August 31, 2003                        --      $       --        23,701,357    $     23,701    $ 35,407,657    $(33,801,318)
                                       ============    ============    ============    ============    ============    ============



                               The accompanying notes are an integral part of the financial statements.





                                                          PYR ENERGY CORPORATION
                                                      (A Development Stage Company)
                                                         STATEMENTS OF CASH FLOWS
                                                                                                                   Cumulative
                                                                                                                   Amounts from
                                                                              Years Ended August 31,                Inception
                                                                        2003          2002             2001
                                                                        ----          ----             ----
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                    $ (5,237,613)   $(13,129,828)   $ (13,142,29)   $(33,765,450)
    Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
         Cumulative effect of change in accounting principle           341,175            --              --           341,175
         Depreciation and amortization                                 239,393          14,605          17,823         337,995
         Contributed services                                             --              --              --            36,000
         Gain on sale of oil and gas prospects                            --              --              --          (556,197)
         Impairment, dry hole and abandonments                       3,234,029      11,722,830      13,339,911      28,818,139
         Common stock issued for interest and services                    --              --              --           136,822
         Warrants issued for services                                     --           178,665            --           178,665
         Amortization of financing costs                                 3,187             867            --            30,993
         Amortization of marketable securities                            --              --              --           (20,263)
       Accrued interest converted into debt                            303,975            --              --           303,975
    Changes in assets and liabilities
        Decrease (increase) in accounts receivable                        --         1,173,751      (1,173,751)           (566)
        Decrease (increase) in prepaids                                    805          27,270         (53,801)        (51,112)
        (Decrease) increase in accounts payable                        (25,895)     (1,172,192)         22,303      (1,116,181)
        Other                                                          (40,000)         (6,916)          1,946         (38,721)
                                                                  ------------    ------------    ------------    ------------
    Net cash (used) by operating activities                         (1,180,944)     (1,190,948)       (987,860)     (5,364,726)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for furniture and equipment                               (6,261)        (11,293)        (30,757)       (138,466)
    Cash paid for oil and gas properties                            (1,670,943)     (8,325,204)    (11,329,468)    (32,482,642)
    Proceeds from sale of oil and gas properties                          --           250,000            --         1,300,078
    Cash paid for marketable securities                                   --              --              --        (5,090,799)
    Proceeds from sale of marketable securities                           --              --              --         5,111,062
    Cash received (paid) for reimbursable property costs                  --              --           381,605         (28,395)
                                                                  ------------    ------------    ------------    ------------
 Net cash (used) in investing activities                            (1,677,204)     (8,086,497)    (10,978,620)    (31,329,162)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Members capital contributions                                        --              --              --            28,000
     Distributions to members                                             --              --              --           (66,000)
     Cash from short-term borrowings                                      --              --              --           285,000
     Repayment of short-term borrowings                                   --              --              --          (285,000)
     Cash received upon recapitalization and merger                       --              --              --               336
     Proceeds from sale of common stock                                   --              --        11,600,000      30,788,750
     Proceeds from sale of convertible debt                               --         6,000,000            --         8,500,001
     Proceeds from exercise of warrants                                   --              --         1,557,166       2,011,073
     Proceeds from exercise of options                                    --            15,000         173,530         204,530
     Cash paid for offering and financing costs                           --           (22,311)       (160,470)     (1,058,759)
     Payments on capital lease                                            --              --              (920)         (5,195)
     Preferred dividends paid                                             --              --              --           (50,910)
                                                                  ------------    ------------    ------------    ------------

  Net cash provided by financing activities                               --         5,992,689      13,169,306      40,351,826
                                                                  ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                                     (2,858,148)     (3,284,756)      1,202,826       3,657,938
CASH, BEGINNING OF PERIODS                                           6,516,086       9,800,842       8,598,016            --
                                                                  ------------    ------------    ------------    ------------
CASH, END OF PERIODS                                              $  3,657,938    $  6,516,086    $  9,800,842    $  3,657,938
                                                                  ============    ============    ============    ============

                            The accompanying notes are an integral part of the financial statements.

                                                            F-9

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (continued)
                 YEARS ENDED AUGUST 31, 2003, 2002 and 2001 and
                    PERIOD FROM INCEPTION TO AUGUST 31, 2003


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended August 31, 2003, 2002 and 2001, the Company made no cash payments for interest.

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

                             PYR ENERGY CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     PYR Energy Corporation (the "Company") is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. The Company's current activities are principally conducted in the State of California and the Rocky Mountain region of the United States. As of August 31, 2003, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7).

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

     Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the legal surviving entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation. For financial reporting purposes, the business combination was accounted for as an additional capitalization of Mar (a reverse acquisition with PYR LLC as the acquirer). The operations of PYR LLC are the only continuing operations of the Company. Effective July 2, 2001, the Company was reincorporated in Maryland through the merger of the Company into a wholly owned subsidiary, PYR Energy Corporation, a Maryland corporation

     The Company is an exploration stage oil and gas company. The Company's efforts, since August 1997, have consisted of financing activities and the acquisition of unproven properties and related seismic data. The Company has entered into participation and farm-in agreements with industry partners on certain of its properties pursuant to which these partners have acquired, for cash, interests in the Company's properties. During the year ended August 31, 1998, drilling of two test wells was commenced, with one well being plugged and abandoned and the other suffering a blowout. During the years ended August 31, 1999 and 2000, the Company continued its acquisition of unproven properties and related seismic data with industry partners, and participated in exploration of the properties, including the drilling of exploratory wells. During the year ended August 31, 2001, initial production of oil and gas commenced from the Company's East Lost Hills prospect. Although initial production resulted in test revenue from oil and gas sales of $1,201,979 being earned through August 31, 2001, a reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties were not economic to produce. (See Note 3). Accordingly, based on the ceiling test limitation required for oil and gas companies utilizing the full cost method of accounting, the Company recognized an impairment of $13,339,911 on its oil and gas properties at August 31, 2001.

     PROPERTY AND EQUIPMENT

     Furniture and equipment is recorded at cost. Depreciation and amortization of assets is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     OIL AND GAS PROPERTIES

     The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. A reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties were not economic to produce and, therefore, at August 31, 2001, the Company had no proved reserves. The Company has not established additional production as of August 31, 2003 and, accordingly, did not prepare a reserve report.

     Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities, net of residual salvage value, as a component of impairment, dry holes and abandonment expense.

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

     At August 31, 2003, the Company had a net operating loss carryforward of approximately $29,000,000 that may be offset against future taxable income through 2023. These carryforwards are subject to review by the Internal Revenue Service.

     The Company has fully reserved the $6,300,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $595,000 is attributable to 2003.

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

     SHARE BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the years ended August 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                    2003              2002              2001
                                    ----              ----              ----
          Net (loss):
             As reported      $  (5,237,613)   $  (13,129,828)   $  (13,205,171)
             Pro forma           (5,948,778)      (13,995,781)      (13,632,412)

          (Loss) per share:
             As reported      $        (.22)   $         (.55)   $         (.59)
             Pro forma                 (.25)             (.59)             (.61)

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have any impact on its financial position or results of operations,

     SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

     In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

     In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial position.

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

     RECLASSIFICATION

     Certain reclassifications have been made to 2002 and 2001 amounts to conform to the 2003 presentation.

NOTE 2 - ACCOUNTS PAYABLE

     During the year ended August 31, 2003 all revenues earned from oil and gas sales were offset against amounts due to the operator of the producing properties for cash calls and operating expenditures.

     Accounts payable and accrued liabilities at August 31, 2003 and 2002 are as follows:

                                             2003              2002
                                             ----              ----

         Due to operators                  $ 83,456          $339,475
         Trade payables                      71,985            49,132
         Ad Valorem Tax                      69,034
                                                               61,963
         Accrued interest                    85,321            82,027
                                           --------          --------

                                           $309,796          $532,597
                                           ========          ========


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at August 31, 2003 and 2002 consisted of the following:

                                                       2003             2002
                                                       ----             ----

         Oil and gas properties, full cost method
           Unevaluated costs, not subject
             to amortization or ceiling test       $  5,011,121    $  6,771,111
           Evaluated costs                           29,411,814      25,547,971
         Furniture and equipment                        128,165         121,904
                                                   ------------    ------------

                                                     34,551,100      32,440,986

         Less accumulated depreciation,
           amortization, and impairment             (29,233,950)    (25,635,631)
                                                   ------------    ------------

                                                   $  5,317,150    $  6,805,355
                                                   ============    ============

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

     Information relating to the Company's costs incurred in its oil and gas operations during the years ended August 31, 2003, 2002, and 2001 is summarized as follows:

                                           2003           2002           2001
                                           ----           ----           ----

         Property acquisition costs,
           unproved properties         $   867,276    $ 1,790,820    $ 4,114,449
         Exploration costs                 139,117      1,519,819      2,448,990
         Development costs                 467,644      4,455,986      6,460,201
                                       -----------    -----------    -----------

                                       $ 1,474,037    $ 7,766,625    $13,023,640
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

     During the years ended August 31, 2003 and 2002, the Company participated in ongoing drilling operations at East Lost Hills and continued to refine seismic data and obtain the rights for additional exploration acreage in its other California and Rocky Mountain projects. Due to the uncertainty of whether additional activity will occur at its East Lost Hills project, and because of the uncertainty as to whether the Company will participate should additional activity occur, the Company has recognized impairment expense equal to its total investment in East Lost Hills. For the years ended August 31, 2003, 2002 and 2001, impairment expense for East Lost Hills was $451,285, $11,560,212 and $10,630,499, respectively; and
     impairment expense for the Company's undeveloped properties was $2,782,744, $162,618, and $2,709,412, respectively.

     For the years ended August 31, 2003, 2002 and 2001, accumulated charges to impairment of the Company's oil and gas prospects were $28,694,129, $25,547,970 and $13,825,140, respectively.

     During the year ended August 31, 2001 the Company earned its initial revenues from oil and gas producing activities from the East Lost Hills project. A reserve report prepared as of August 31, 2001 by an independent engineering firm concluded the reserves for the Company's producing properties were not economic to produce. Therefore, the Company recorded an impairment based upon the ceiling test limitation. It is uncertain whether additional activity will occur at its East Lost Hills project and it is uncertain whether the Company would participate should additional activity occur.

     Depreciation expense for the years ended August 31, 2003, 2002 and 2001 was $239,393, $14,605 and $17,823, respectively. Depreciation expense for the year ended August 31, 2003 included depreciation of assets recognized in accordance with the Asset Retirement Obligation calculation. See Note 4.

     At August 31, 2003, the Company had a 12.1193% interest in East Lost Hills.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

     In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement,

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 4 - ASSET RETIREMENT OBLIGATIONS (continued)

     removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

     The transition adjustment related to adopting SFAS 143 on September 1, 2002 was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable effect of $341,175. At the time of adoption, total assets increased $629,816, and total liabilities increased $769,175. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

         Asset retirement obligations as of September 1, 2002       $ 769,175
         Liabilities incurred                                            --
         Liabilities settled                                             --
         Accretion expense (included in depreciation)                  76,918
                                                                    ---------

         Asset retirement obligations as of August 31, 2003           846,093
         Less current portion                                        (727,231)
                                                                    ---------
         Long-term portion                                          $ 118,862
                                                                    =========

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

     At the option of the Company, accrued interest can be paid in cash or added to the principal amount of the notes. At November 24, 2002 and May 24, 2003 the Company elected to add accrued interest of $151, 751 and $152,224, respectively, to the balance of the notes. As of August 31, 2003 the balance of the notes is $6,303,975.

NOTE 6 - STOCKHOLDERS' EQUITY

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

     WARRANTS

     In May 2002, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.49 per share through May 8, 2007, as partial consideration for a financial advisory services agreement. The warrants are valued at $178,665, based on the Black-Scholes option pricing model, and this amount was included in general and administrative expenses for the year ended August 31, 2002.

     At August 31, 2003, the status of outstanding warrants is as follows:

           Issue             Shares             Exercise           Expiration
           Date            Exercisable            Price               Date
           ----            -----------            -----               ----

        May 9, 2002          200,000              $1.49           May 8, 2007

     At August 31, 2003, the weighted average remaining contractual life of outstanding warrants was 3.7 years.

NOTE 7 - STOCK OPTION PLAN

     Under two stock option plans, options to purchase common stock may be granted until 2010. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grants. Generally, options vest 1/3 each year for a period of three years from grant date and can have a maximum term of up to 10 years. Options are issued to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,500,000 shares of common stock for these plans. At August 31, 2003 and 2002, options to purchase 0 and 825,000 shares, respectively, were available to be granted pursuant to the stock option plans.

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 - STOCK OPTION PLAN (continued)

     The status of outstanding options granted pursuant to the plans are as follows:



                                                    Number of           Weighted Avg.       Weighted Avg.
                                                     Shares             Exercise Price        Fair Value
                                                     ------             --------------        ----------

Options Outstanding - September 1, 2000             1,172,500               $   2.12           $   1.26
(447,500 exercisable)
Granted                                               300,000               $   6.10           $   3.66
Exercised                                            (246,000)              $   1.17
                                                    ---------

Options Outstanding - August 31, 2001               1,226,500               $   3.31           $   1.94
(537,333 exercisable)
Granted                                               315,000               $   1.66           $   1.18
Exercised                                             (10,000)              $   1.50
Expired                                              (140,000)              $   2.57
                                                    ---------

Options Outstanding - August 31, 2002
(858,165 exercisable)                               1,391,500               $   3.03           $   1.90
Granted                                               940,000               $    .70           $    .22

Exercised                                                --                  --                 --
Expired                                              (115,000)              $   2.41
                                                    ---------

Options Outstanding - August 31, 2003
(1,031,498 exercisable)                             2,216,500               $   2.07           $   1.23
                                                    =========


     The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                            2003          2002           2001
                                            ----          ----           ----

        Expected option life-years            7              5             5
        Risk-free interest rate             3.0%         4.375%         5.75%
        Dividend yield                        0              0             0
        Volatility                          107%         82-89%        68-75%

     At August 31, 2003, the number of options exercisable was 1,031,498 the weighted average exercise price of these options was $2.99, the weighted average remaining contractual life of the options was 1.6 years and the exercise price was $.69 to $8.63 per share.

     NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a non-cancelable lease, as amended, for office facilities. Minimum payments due under this lease are as follows:

               Year ending August 31, 2004             $97,723

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

     Rent expense was $99,746, $98,415, and $58,988 for the years ended August 31, 2003, 2002, and 2001, respectively.

     In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $560,650 in delay rentals and other costs during the fiscal year ending August 31, 2004 to maintain the right to explore these prospects.

     The Company may be subject to various possible contingencies which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

NOTE 9 - SEGMENT REPORTING

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

     During 2001, initial production commenced on the Company's East Lost Hills Prospect in California, and production continued through 2003. Results of operations for oil and gas operations in 2003, 2002 and 2001 are as follows:

                                                   2003            2002           2001
                                                   ----            ----           ----

         Revenues
           Oil and gas sales                  $    195,167    $    132,569    $  1,201,979
                                              ------------    ------------    ------------

         Expense
           Lease operating expense                  83,618          91,384          40,055
           Ad Valorem Taxes                         11,716            --            61,963
           Impairment                            3,234,029      11,722,830      13,339,911
                                              ------------    ------------    ------------

                                                 3,329,363      11,814,214      13,441,929
                                              ------------    ------------    ------------

         (Loss) from oil and gas operations   $ (3,134,196)   $(11,681,645)   $(12,239,950)
                                              ============    ============    ============

     All sales of oil and gas were made to one customer.

     No depletion has been recorded on oil and gas properties. The Company recorded impairments against its entire amortizable full cost pool as of August 31, 2003, 2002 and 2001 and accordingly, had no costs to amortize.
     (See Note 3).




                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 10 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited financial data for each quarter for the years ended August 31, 2002, 2001 and 2000:

                                                                                Three Months Ended
2003                                                     11/30/02            2/28/03           5/31/03           8/31/03
----                                                     --------            -------           -------           -------

Revenues                                              $    68,290        $    60,583        $    54,085        $    65,728
                                                      -----------        -----------        -----------        -----------

Operating expenses
    Lease operating expenses                               21,037             25,308             18,349             30,640
    Impairment, dry hole and abandonments                 479,668            698,599               --            2,055,762
    Depreciation and amortization                           3,086              2,786              3,020            230,501
    General and administrative                            325,306            345,237            339,576            255,792
    Interest                                               75,566             76,489             78,316             80,086
                                                      -----------        -----------        -----------        -----------
                                                          904,663          1,148,419            439,261          2,652,781
                                                      -----------        -----------        -----------        -----------

Net (Loss) before cumulative effect of change
   in accounting principle                               (836,373)        (1,087,836)          (385,176)        (2,587,053)
                                                      -----------        -----------        -----------        -----------

Cumulative effect of change in
   accounting principle                                      --                 --                 --             (341,175)
                                                      -----------        -----------        -----------        -----------

Net (Loss)                                            $  (836,373        $(1,087,836)       $  (385,176)       $(2,928,228)
                                                      ===========        ===========        ===========        ===========

Net (Loss) per common share
     Basic and diluted                                $     (0.04)       $     (0.05)       $     (0.02)       $     (0.12)
                                                      ===========        ===========        ===========        ===========

     During the quarter ended August 31, 2003, the Company recorded impairment expense of $15,338 on its East Lost Hills prospect and $2,040,424 on other undeveloped oil and gas prospects. Also during the quarter ended August 31, 2003, the Company recorded in its depreciation expense, the depreciation of its ARO assets of in the amount of $151,284, and the accretion of the undiscounted retirement obligation in the amount of $76,918. In that quarter the Company recorded a loss of $341,175 representing the cumulative effect of a change in accounting principle, resulting from a change in the method of estimating the retirement obligation of its long-lived assets, principally its oil and gas properties.



                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                                                 Three Months Ended
2002                                                     11/30/01           2/28/02              5/31/02             8/31/02
----                                                     --------           -------              -------             -------

Revenues                                              $    108,914        $     58,564        $     62,087        $     48,649
                                                      ------------        ------------        ------------        ------------

Operating expenses
    Lease operating expenses                                25,167               6,794              28,808              30,615
    Impairment, dry hole and abandonments                  113,544                --                  --            11,609,286
    Depreciation and amortization                            3,496               3,730               3,691               3,688
    General and administrative                             324,143             328,142             323,474             520,570
    Interest                                                  --                  --                 6,562              76,332
                                                      ------------        ------------        ------------        ------------



                                                           466,350             338,666             362,535          12,240,491
                                                      ------------        ------------        ------------        ------------

Net (Loss)                                            $   (357,436)       $   (280,102)       $   (300,448)       $(12,191,842)
                                                      ============        ============        ============        ============

Net (Loss) per common share
     Basic and diluted                                $       (.02)       $       (.01)       $       (.01)       $       (.51)
                                                      ============        ============        ============        ============

In the quarter ended August 31, 2002, the Company recorded an impairment of $11,560,212 on its East Lost Hills project.

                                                                               Three Months Ended
2001                                                     11/30/00            2/28/01             5/31/01            8/31/01
----                                                     --------            -------             -------            -------

Revenues                                              $    111,128        $    309,566        $    965,155       $    238,247
                                                      ------------        ------------        ------------       ------------

Operating expenses
    Lease operating expenses                                  --                 3,052              78,005             20,961
    Impairment                                                --                  --                  --           13,339,911
    Depreciation and amortization                            4,098               4,843               5,507              3,375
    General and administrative                             254,248             320,781             370,021            361,585
                                                      ------------        ------------        ------------       ------------


                                                           258,346             328,676             453,533         13,725,832
                                                      ------------        ------------        ------------       ------------

Net (Loss) Income                                     $   (147,218)       $    (19,110)       $    511,622       $(13,487,585)
                                                      ============        ============        ============       ============

Net (Loss ) income per common share
     Basic and diluted                                $      (.007)       $      (.001)       $       .022       $      (.569)
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