Form 10QSB
period 2003-11-30
PYR ENERGY CORP
filed 2004-01-20
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________


                          Commission File No. 001-15511



                             PYR ENERGY CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



          Maryland                                       95-4580642
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1675 Broadway, Suite 2450, Denver, CO                      80202
 -------------------------------------                      -----
(Address of principal executive offices)                  (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 30, 2003 is as follows:

          $.001 Par Value Common Stock                23,701,357
                                                      ----------

                                   PYR ENERGY CORPORATION
                                         FORM 10-QSB
                                            INDEX


PART I.        FINANCIAL INFORMATION.......................................................3

     Item 1.   Financial Statements........................................................3

               Balance Sheets - November 30, 2003 (Unaudited) and August 31, 2003..........3

               Statements of Operations - Three Months Ended November 30, 2003 and
               November 30, 2002 and Cumulative Amounts From Inception Through
               November 30, 2003 (Unaudited)...............................................4

               Statements of Cash Flows - Three Months Ended November 30, 2003 and
               November 30, 2002 and Cumulative Amounts From Inception Through
               November 30, 2003 (Unaudited)...............................................5

               Notes to Financial Statements...............................................6

     Item 2.   Management's Discussion And Analysis Of Financial Condition And Results
               Of Operations..............................................................10

     Item 3.   Controls and Procedures....................................................17

PART II.       OTHER INFORMATION..........................................................17

     Item 1.   Legal Proceedings..........................................................17

     Item 2.   Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered
               Securities.................................................................17

     Item 3.   Defaults Upon Senior Securities............................................17

     Item 4.   Submission of Matters to a Vote of Security Holders........................17

     Item 5.   Other Information..........................................................17

     Item 6.   Exhibits and Reports on Form 8-K...........................................17

     Signatures...........................................................................18



                                        PART I
ITEM 1. FINANCIAL STATEMENTS

                                PYR ENERGY CORPORATION
                             (A Development Stage Company)
                                    BALANCE SHEETS

                                        ASSETS
                                                         November 30,     August 31,
                                                             2003            2003
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT ASSETS
   Cash                                                  $  3,114,283    $  3,657,938
   Deposits and prepaid expenses                              125,243          46,559
                                                         ------------    ------------
      Total Current Assets                                  3,239,526       3,704,497
                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                27,014          29,313
   Oil and gas properties, net                              5,486,295       5,287,837
                                                         ------------    ------------
                                                            5,513,309       5,317,150
                                                         ------------    ------------

OTHER ASSETS
   Deferred financing costs and other assets                   67,460          68,257
                                                         ------------    ------------
                                                               67,460          68,257
                                                         ------------    ------------
                                                         $  8,820,295    $  9,089,904
                                                         ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $    222,261    $    309,795
   Asset Retirement Obligation                                727,231         727,231
                                                         ------------    ------------
      Total Current Liabilities                               949,492       1,037,026
                                                         ------------    ------------


LONG TERM LIABILITIES
   Convertible Notes                                        6,462,552       6,303,975
   Asset retirement obligation                                140,013         118,861
                                                         ------------    ------------
      Total Long Term Liabilities                           6,602,565       6,422,837

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 75,000,000 shares
            Issued and outstanding - 23,701,357 shares         23,701          23,701
   Capital in excess of par value                          35,407,657      35,407,657
   Deficit accumulated during the development stage       (34,163,120)    (33,801,318)
                                                         ------------    ------------
                                                            1,268,238       1,630,041
                                                         ------------    ------------
                                                            8,820,295    $  9,089,904
                                                         ============    ============


                                    PYR ENERGY CORPORATION
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                               Cumulative from
                                                 Three Months    Three Months     Inception
                                                    Ended           Ended          Through
                                                 November 30,    November 30,    November 30,
                                                     2003            2002            2003
                                                 ------------    ------------    ------------
REVENUES
   Oil and gas revenues                          $     40,018    $     47,544    $  1,569,732
                                                 ------------    ------------    ------------
                                                       40,018          47,544       1,569,732
                                                 ------------    ------------    ------------

OPERATING EXPENSES
   Lease operating expenses                            15,271          21,037         304,007
   Impairment, dry hole, and abandonments                --           479,668      28,818,139
   Depreciation and amortization                       61,272           3,086         399,266
   General and administrative                         251,490         325,306       6,811,826
                                                 ------------    ------------
                                                      328,033         829,097      36,333,238

LOSS FROM OPERATIONS                                 (288,015)       (781,553)    (34,763,506)

OTHER INCOME (EXPENSE)
   Interest income                                      5,567          20,746         950,714
   Other income                                                          --           127,528
   Interest (expense)                                 (79,354)        (75,566)       (657,010)
   Gain on sale of oil and gas prospects                 --              --           556,197
                                                 ------------    ------------    ------------
                                                      (73,787)        (54,820)        977,429

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                 (361,802)       (836,373)    (33,786,077)
   Cumulative effect of change in accounting
      principle                                                                      (341,175)
                                                 ------------    ------------    ------------
                                                     (361,802)       (836,373)    (34,127,252)

INCOME APPLICABLE TO
PREDECESSOR LLC                                          --              --           (35,868)
                                                 ------------    ------------    ------------

NET LOSS                                             (361,802)       (836,373)    (34,163,120)

   Less dividends on preferred stock                     --              --          (292,411)
                                                 ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                  $   (361,802)   $   (836,373)   $(34,455,531)
                                                 ============    ============    ============

NET LOSS PER COMMON
SHARE -BASIC AND DILUTED                                (0.02)          (0.04)          (2.21)
                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          23,701,357      23,701,357      15,562,642
                                                 ============    ============    ============



                                       PYR ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                        Cumulative from
                                                          Three Months    Three Months     Inception
                                                              Ended           Ended         Through
                                                          November 30,    November 30,    November 30,
                                                              2003            2002            2003
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $   (361,802)   $   (836,373)   $(34,127,252)
Adjustments to reconcile net loss to
net cash used by operating activities
   Cumulative effect of change in accounting principle           --                           341,175
   Depreciation and amortization                               61,272           3,086         399,267
   Contributed services                                                          --            36,000
   Gain on sale of oil and gas prospects                                         --          (556,197)
   Impairment, dry hole and abandonments                         --           479,668      28,818,139
   Common stock issued for interest on debt                                      --           136,822
   Common stock issued for services                                              --
   Warrants issued for services                                                               178,665
   Amortization of financing costs                                797             796          31,790
   Amortization of marketable securities                                         --           (20,263)
   Accrued interest converted into debt                       158,577         151,751         462,552
Changes in assets and liabilities                                                                --
   Decrease (Increase) in accounts receivable                                    --              (566)
   (Increase) decrease in prepaids                            (78,684)        (70,683)       (129,796)
   (Decrease) increase in accounts payable, accruals          (47,426)        242,153      (1,163,607)
   Other                                                                         --           (38,721)
                                                         ------------    ------------    ------------
Net cash used by operating activities                        (267,266)        (29,602)     (5,631,992)
                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                         --              --          (138,466)
   Cash paid for oil and gas properties                      (276,389)       (747,293)    (32,759,030)
   Proceeds from sale of oil and gas properties                                             1,300,078
   Cash paid for marketable securities                                           --        (5,090,799)
   Proceeds from sale of marketable securities                                   --         5,111,062
   Cash paid for reimbursable property costs                                     --           (28,395)
   Other                                                         --              --              --
                                                         ------------    ------------    ------------
Net cash used in investing activities                        (276,389)       (747,293)    (31,605,550)
                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                                 --            28,000
   Distributions to members                                                      --           (66,000)
   Cash from short-term borrowings                                               --           285,000
   Repayment of short-term borrowings                                            --          (285,000)
   Cash received upon recapitalization and merger                                --               336
   Proceeds from sale of common stock                                            --        30,788,750
   Proceeds from sale of convertible debt                                        --         8,500,001
   Proceeds from exercise of warrants                                            --         2,011,073
   Proceeds from exercise of options                                             --           204,530
   Cash paid for offering and financing costs                                    --        (1,058,759)
   Payments on capital lease                                                     --            (5,195)
   Preferred dividends paid                                                      --           (50,910)
                                                         ------------    ------------    ------------
Net cash provided by financing activities                        --              --        40,351,826
                                                         ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                              (543,655)       (776,895)      3,114,283
CASH, BEGINNING OF PERIODS                                  3,657,938       6,516,086            --
                                                         ------------    ------------    ------------
CASH, END OF PERIODS                                     $  3,114,283    $  5,739,191    $  3,114,283
                                                         ============    ============    ============


                                                  5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2003

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended August 31, 2003.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At November 30, 2003, there were no cash equivalents.

     PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     OIL AND GAS PROPERTIES - The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. A reserve report prepared as of August 31, 2001 by an independent petroleum engineering firm concluded that reserves from the Company's producing properties were not economic to produce and, therefore, at August 31, 2001, the Company had no proved reserves. The Company has not established additional production as of November 30, 2003 and, accordingly, did not prepare a reserve report.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Corporation classifies these assets as a component of oil and gas properties in accordance with its interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

     The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of November 30, 2003 would be approximately $4,539,000 and the reclassified amount as of August 31, 2003 (the end of the Company's last completed fiscal year) would be approximately $4,366,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

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

     ASSET RETIREMENT OBLIGATIONS - In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

     The transition adjustment related to adopting SFAS 143 on September 1, 2002 was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable effect of $341,175. At the time of adoption, total assets increased $629,816, and total liabilities increased $769,175. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. As of November 30, 2003 the asset retirement obligation net asset balance, after depreciation, was $151,025, and the total asset retirement obligation liability, after accretion of unamortized discount, was $867,244.

     STOCK OPTION COMPENSATION - The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants to employees and directors since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:

                                                    November 30,   November 30,
                                                        2003           2002
                                                   ------------    ------------

  Net loss as reported                             $   (361,802)   $   (836,373)
       Deduct: stock based compensation
             Cost under SFAS 123                       (132,620)           --
                                                   ------------    ------------
                Pro forma net income                   (494,422)       (836,373)
                                                   ============    ============

  Pro forma basic and diluted net income per
  share:                                                   --              --
  Pro forma shares used in the calculation of
    pro forma net income per common share
    basic and diluted                                23,701,357      23,701,357
  Reported net income per common share -
     basic and diluted                             $      (0.02)   $      (0.04)
  Pro forma net income per common share
     basic and diluted                             $      (0.02)   $      (0.04)

Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three months ended November 30, 2003.

  Volatility                                           107%
  Expected life of options (in years)                  5-7
  Dividend Yield                                      0.00%
  Risk free interest rate                               3%


NOTE 2 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended. On November 24, 2002, May 24, 2003 and November 24, 2003, we elected to add $151,751
$152,224 and $158,577, respectively, in interest due on these notes to the principal balance (rather than pay the interest in cash on a current basis) so that at November 30, 2003, the aggregate balance of these notes, reflected as Convertible Notes under Long Term Debt, was $6,462,552.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto referred to in "Item 2. Financial Statements" of this Form 10-QSB.

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

Liquidity and Capital Resources

     At November 30, 2003, we had approximately $2,290,000 in working capital.

     During the quarter ended November 30, 2003, capitalized costs for oil and gas properties increased by approximately $198,000. This increase reflects net costs incurred for drilling and completion, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development prospects, of approximately $236,000, less depreciation of asset retirement obligation assets of approximately $38,000. There was no charge to impairment during the quarter, based upon management's determination that no further impairment of undeveloped properties had occurred since the end of the prior fiscal year.

     During the quarter ended November 30, 2002, capitalized costs for oil and gas properties increased by approximately $214,000. This increase reflects net costs incurred for drilling and completion, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development prospects, of $694,000. This increase was offset by impairment taken against such oil and gas properties in the approximate amount of $480,000.

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

Capital Expenditures

     During the quarter ended November 30, 2003, we incurred approximately $236,000 of capital costs relating to our exploration projects in California and the Rocky Mountain region, including continued acreage lease obligations and associated geological and geophysical costs. There were no capital costs incurred on our East Lost Hills Project during the quarter. Revenues from oil and gas production during the quarter ended November 30, 2003 were $40,018.

     During the quarter ended November 30, 2002, we incurred approximately $421,000 for costs relating to drilling and completing wells at our East Lost Hills Project. We incurred approximately $273,000 for costs related to our other exploration projects including continued acreage lease obligations and associated geological and geophysical costs. Revenues from oil and gas production during the quarter ended November 30, 2002 were $47,544.

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

     The following table summarizes the Company's obligations and commitments to make future payments under its convertible notes payable and office lease for the periods specified as of November 30, 2003:

                                       Payments Due By Period
                     -----------------------------------------------------------
                                  Year Ended    Fiscal      Fiscal      Fiscal
   Contractual                     August 31,    Years       Years    Years 2010
   Obligations          Total        2004      2005-2007   2008-2009   and After
   -----------          -----        ----      ---------   ---------   ---------

Convertible Notes    $8,474,313         $-0-     $-0-      $8,474,313    $-0-
Office Lease             97,723       97,723      -0-             -0-    $-0-
                     ----------   ----------     ----      ----------    ----
Total Contractual
Cash Obligations     $8,572,036   $   97,723      -0-      $8,474,313    $-0-


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

Summary of Exploration Projects

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

Property Impairment

     During the quarter ended November 30, 2003, the Company recognized no impairment of its capitalized oil and gas properties, based upon Management's determination that no further impairment of undeveloped properties had occurred since the end of the prior fiscal year. As of the end of the prior fiscal year, August 31, 2003, Company management had completed a comprehensive evaluation of its capitalized oil and gas properties for purposes of determining impaired properties and recognized an impairment charge of approximately $3,234,000 for the year then ended.

East Lost Hills, San Joaquin Basin, California

     During our quarter ended November 30, 2003 and fiscal year ended August 31, 2003, no drilling or development activities occurred at our East Lost Hills project. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production, and it is unlikely that additional activity will occur on the project. The Company has written off its entire investment in this project.

     Berkley Petroleum Inc., a wholly owned subsidiary of Anadarko Petroleum Corporation, the operator at East Lost Hills, has informed the participant group that it does not intend to participate in additional operations at East Lost Hills. Significant portions of the leaseholds in the project have expired or will expire in the near future.

     We have continued to evaluate our ongoing participation in the East Lost Hills project. Although we do not believe that there has been adequate evaluation of the Temblor potential at East Lost Hills, the historical cost structure of operations and the ongoing uncertainties make it very difficult to continue to participate in this project. We will seek to limit capital expenditures at East Lost Hills until there occurs a point in time as many of the ongoing problems associated with the play are mitigated. There is no assurance that any such mitigation of problems or any additional operations will occur at East Lost Hills. If additional operations are proposed, we will carefully evaluate to what extent, if any, we will participate in those operations.

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

Results of Operations

     The quarter ended November 30, 2003 compared with the quarter ended November 30, 2002.

     Operations during the quarter ended November 30, 2003 resulted in a net loss of $361,802 compared with a net loss of $836,373 for the quarter ended November 30, 2002. The decrease in net loss is reflects the lack of a charge for impairment of oil and gas properties in 2003 compared to $480,000 of impairment expense recognized in 2002. A broader discussion of these and other items are presented below.

     Oil and Gas Revenues and Expenses. During the quarter ended November 30, 2003, we recorded $30,717 from the sale of 7,487 mcf of natural gas for an average price of $4.10 per mcf and $9,301 from the sale of 402 bbls of hydrocarbon liquids for an average price of $23.13 per barrel. Lease operating expenses during this period were $15,271. During the quarter ended November 30, 2002, we recorded $36,890 from the sale of 10,947 mcf of natural gas for an average price of $3.37 per mcf and $10,654 from the sale of 452 bbls of hydrocarbon liquids for an average price of $23.57 per barrel. Lease operating expenses during this period were $21,037.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarters ended November 30, 2003 and November 30, 2002. Although the East Lost Hills #1 has produced continuously since 2001, we have previously recorded an impairment against our entire amortizable full cost pool, and therefore had no costs to amortize. We recorded $2,299 and $3,086 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 2003 and November 30, 2002, respectively. Included in depreciation expense reported for 2003, is $37,821 of depreciation of Asset Retirement Obligation assets, and $21,152 of accretion of the unamortized discount of the Asset Retirement Obligation liability.

     Dry Hole, Impairment and Abandonments. During the quarter ended November 30, 2003 we recorded no impairment expense, compared to $479,668 of impairment expense for the quarter ended November 30, 2002. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, any additional costs associated with these properties are capitalized, and then charged to impairment expense as incurred.

     General and Administrative Expense. We incurred $251,490 and $325,306 in general and administrative expenses during the quarters ended November 30, 2003 and November 30, 2002, respectively. The decrease principally reflects lower salaries and wages in 2003 following staff resignations.

     Interest Expense. We incurred $79,354 and $75,566 in interest expense for the quarters ended November 30, 2003 and November 30, 2002, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009.

Cash Flow

     The quarter ended November 30, 2003 compared to the quarter ended November 30, 2002

Cash Flows From Operating Activities

     Net loss. See discussion of net loss in Results of Operations section above.

     Depreciation and amortization. Depreciation expense increased to $61,272 for the quarter ended November 30, 2003, compared to $3,068 for the quarter ended November 30, 2002. The 2003 expense reflects depreciation of Asset Retirement Obligation assets of $37,821 and $21,152 of accretion of unamortized discount of the Asset Retirement Obligation liability, neither of which were recognized in 2002.

     Impairment, dry hole and abandonments. During the quarter ended November 30, 2003, the company recorded no impairment expense as compared to $479,668 during the quarter ended November 30, 2002. The 2002 impairment related principally to costs incurred to drill and complete wells in the East Lost Hills project. There were no such costs incurred in 2003.

     Accrued interest converted into debt. For the quarter ended November 30, 2003 accrued interest converted into debt was $158,577 compared to $151,751 for the quarter ended November 30, 2002. Both amounts reflect interest accrued on the $6,000,000 convertible notes issued May 24, 2002.

     Prepaid expenses. Prepaid expenses increase $78,684 in the quarter ended November 30, 2003 compared to an increase of $70,683 for the quarter ended November 30, 2002. The increases in both periods reflect the payment of Directors and Officers Liability Insurance premiums during the quarters.

     Accounts payable and accruals. During the quarter ended November 30, 2003, accounts payable and accruals decreased $47,426, principally reflecting the conversion of accrued interest expense to debt. During the quarter ended November 30, 2002, accounts payable and accruals increased $322,417 reflecting increased amounts due to the operator of the East Lost Hills project for costs to drill and complete wells in the project.

Cash Flows From Investing Activities

     Cash paid for oil and gas properties. During the quarter ended November 30, 2003 the Company paid $276,389 of costs incurred on exploration projects in California and the Rocky Mountain region, compared to $747,293 paid during the quarter ended November 30, 2002. The decrease relates principally to costs paid on the East Lost Hills project in 2002, not incurred or paid in 2003.

Critical Accounting Policies And Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

     Property, Equipment and Depreciation:

     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until those properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves, or in the Company's case, where there are no proved reserves, it would be the estimated market value of the Company's unproved properties. The Company performs a detailed estimate of the market value of each property on a quarterly basis based on information known to management as to drilling activity in the area of the Company's holdings and the Company's near term intent to develop such properties. Gains or losses upon disposition of or impairment of the Company's unproved oil and gas properties are recorded in the statement of operations as the Company has no proved reserves.

     Revenue Recognition:

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Corporation classifies these assets as a component of oil and gas properties in accordance with its interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

     The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of November 30, 2003 would be approximately $4,539,000 and the reclassified amount as of August 31, 2003 (the end of the Company's last completed fiscal year) would be approximately $4,366,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

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

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

                                  Exhibit Index
                                  -------------

Number                                Description
------                                -----------

31 Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) During the quarter ended November 30, 2003, we did not file any Current Reports on Form 8-K. Following the quarter ended November 30, 2003, we filed reports on Form 8-K for events occurring on the following dates:

               December 15, 2003
               December 11, 2003

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


      Signatures                         Title                        Date
      ----------                         -----                        ----

/s/ D. Scott Singdahlsen   President, Chief Executive Officer   January 20, 2004
------------------------   and Principal Financial Officer
D. Scott Singdahlsen