Form 10QSB
period 2004-02-29
PYR ENERGY CORP
filed 2004-04-13
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 29, 2004

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                 to
                                        ---------------   --------------


                          Commission File No. 001-15511



                             PYR ENERGY CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



            Maryland                                              95-4580642
-------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   1675 Broadway, Suite 2450, Denver, CO                            80202
   --------------------------------------                           -------
  (Address of principal executive offices)                         (Zip Code)


          Issuer's telephone number, including area code (303) 825-3748
                                                          -------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X    No
             -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                               -----     -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of February 29, 2004 is as follows:

                  $.001 Par Value Common Stock                23,701,357
                                                              ----------

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements..........................................  3

             Balance Sheets - February 29, 2004 (Unaudited) and
             August 31, 2003...............................................  3

             Statements of Operations - Three Months and Six Months
             Ended February 29, 2004 and February 28, 2003 and
             Cumulative Amounts From Inception Through February 29,
             2004 (Unaudited)..............................................  4

             Statements of Cash Flows - Six Months Ended February 29,
             2004 and February 28, 2003 and Cumulative Amounts
             From Inception Through February 29, 2004 (Unaudited)..........  5

             Notes to Financial Statements.................................  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 10
..
    Item 3. Controls and Procedures........................................ 19

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................. 20

    Item 2.  Changes in Securities and Use of Proceeds; Recent
             Sales of Unregistered Securities.............................. 20

    Item 3.  Defaults Upon Senior Securities..............................  20

    Item 4.  Submission of Matters to a Vote of Security Holders..........  20

    Item 5.  Other Information............................................. 20

    Item 6.  Exhibits and Reports on Form 8-K.............................. 20


Signatures................................................................. 21



                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                                     PYR ENERGY CORPORATION
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                            ASSETS
                                                            February 29,               August 31,
                                                                 2004                     2003
                                                            ------------              ------------
                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                     $  2,647,813              $  3,657,938
   Deposits, prepaid expenses and other receivables              109,070                    46,559
                                                            ------------              ------------
      Total Current Assets                                     2,756,883                 3,704,497
                                                            ------------              ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                   23,268                    29,313
   Oil and gas properties under full cost, net                 5,334,242                 5,287,837
                                                            ------------              ------------
                                                               5,357,510                 5,317,150
                                                            ------------              ------------

OTHER ASSETS
   Deferred financing costs and other assets                      76,664                    68,257
   Deferred acquisition costs                                    300,000                      --
                                                            ------------              ------------
                                                                 376,664                    68,257
                                                            ------------              ------------
                                                            $  8,491,057              $  9,089,904
                                                            ============              ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                 $    273,728              $    309,796
   Asset retirement obligation                                   727,231                   727,231
                                                            ------------              ------------
      Total Current Liabilities                                1,000,959                 1,037,027
                                                            ------------              ------------

LONG TERM LIABILITIES
   Convertible Notes                                           6,462,552                 6,303,975
   Asset retirement obligation                                   161,165                   118,862
                                                            ------------              ------------
      Total Long Term Liabilties                               6,623,717                 6,422,837
                                                            ------------              ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
         Authorized 75,000,000 shares
         Issued and outstanding - 23,701,357 shares               23,701                    23,701
   Capital in excess of par value                             35,407,657                35,407,657
   Deficit accumulated during the development stage          (34,564,977)              (33,801,318)
                                                            ------------              ------------
                                                                 866,381                 1,630,040
                                                            ------------              ------------
                                                            $  8,491,057              $  9,089,904
                                                            ============              ============




                                                     PYR ENERGY CORPORATION
                                                 (A Development Stage Company)
                                                   STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                Three           Three             Six             Six      Cumulative from
                                                Months          Months           Months          Months       Inception
                                                Ended           Ended            Ended           Ended         Through
                                              2/29/2004        2/28/2003       2/29/2004       2/28/2003      2/29/2004
                                              ---------        ---------       ---------       ---------      ---------

REVENUES
   Oil and gas revenues                      $     44,376    $     46,494    $     84,394    $     94,038    $  1,614,109
                                             ------------    ------------    ------------    ------------    ------------
                                                   44,376          46,494          84,394          94,038       1,614,109
                                             ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
   Lease operating expenses                        21,681          25,308          36,952          46,345         325,688
   Impairment, dry hole, and abandonments            --           698,599            --         1,178,267      28,818,139
   Depreciation and amortization                   62,956           2,786         124,228           5,872         462,222
   General and administrative                     285,442         345,237         536,932         670,543       7,097,268
                                             ------------    ------------    ------------    ------------    ------------
                                                  370,079       1,071,930         698,112       1,901,027      36,703,317

LOSS FROM OPERATIONS                             (325,703)     (1,025,436)       (613,718)     (1,806,989)    (35,089,208)

OTHER INCOME (EXPENSE)
   Interest income                                  5,041          14,089          10,608          34,835         955,755
   Other income                                      --              --              --              --           127,528
   Interest (expense)                             (81,196)        (76,489)       (160,550)       (152,055)       (738,207)
   Gain on sale of oil and gas prospects             --              --              --              --           556,197
                                             ------------    ------------    ------------    ------------    ------------
                                                  (76,155)        (62,400)       (149,942)       (117,220)        901,273

INCOME APPLICABLE TO PREDECESSOR LLC                 --              --              --              --           (35,868)
                                             ------------    ------------    ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                  (401,858)     (1,087,836)       (763,660)     (1,924,209)    (34,223,803)

   Cumulative effect of change in
      accounting principle                           --              --              --              --          (341,175)
                                             ------------    ------------    ------------    ------------    ------------

NET LOSS                                         (401,858)     (1,087,836)       (763,660)     (1,924,209)    (34,564,978)

   Less dividends on preferred stock                 --              --              --              --          (292,411)
                                             ------------    ------------    ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS              $   (401,858)   $ (1,087,836)   $   (763,660)   $ (1,924,209)   $(34,857,389)
                                             ============    ============    ============    ============    ============

NET LOSS PER COMMON
SHARE - BASIC AND DILUTED                           (0.02)          (0.05)          (0.03)          (0.08)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      23,701,357      23,701,357      23,701,357      23,701,357
                                             ============    ============    ============    ============




                                                     PYR ENERGY CORPORATION
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                     Cmulative from
                                                                Six Months        Six Months           Inception
                                                                   Ended             Ended              Through
                                                               February 29,       February 28,        February 29,
                                                                   2004              2003                 2004
                                                               ------------       -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (763,660)        $ (1,924,209)        $(34,857,389)
Adjustments to reconcile net loss to
net cash used by operating activities
   Cummulative effect of change in acounting principle              --                   --                341,175
   Depreciation and amortization                                 124,228                5,872              462,223
   Contributed services                                             --                   --                 36,000
   Gain on sale of oil and gas prospects                            --                   --               (556,197)
   Impairment, dry hole and abandonments                            --              1,178,267           28,818,139
   Common stock issued for interest on debt                         --                   --                136,822
   Warrants issued for services                                     --                   --                178,665
   Amortization of financing costs                                 1,593                1,594               32,586
   Amortization of marketable securities                            --                   --                (20,263)
   Interest expense converted into debt                          158,577               71,487              462,552
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                     (6,553)                --                 (7,119)
   (Increase) decrease in prepaids                               (55,957)             (47,340)            (107,069)
   (Decrease) increase in accounts payable, accruals            (105,932)             429,114           (1,222,113)
   Other                                                         (50,000)                --                239,558
                                                            ------------         ------------         ------------
Net cash used by operating activities                           (697,704)            (285,215)          (6,062,430)
                                                            ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                            (237)              (4,688)            (138,703)
   Cash paid for oil and gas properties                         (238,200)            (986,569)         (32,720,842)
   Proceeds from sale of oil and gas properties                     --                   --              1,300,078
   Deferred acquisition costs                                   (250,000)                --               (250,000)
   Cash paid for marketable securities                              --                   --             (5,090,799)
   Proceeds from sale of marketable securities                      --                   --              5,111,062
   Cash paid for reimbursable property costs                        --                   --                (28,395)
   Other                                                         176,016                --                 176,016
                                                            ------------         ------------         ------------
Net cash used in investing activities                           (312,421)            (991,257)         (31,641,583)
                                                            ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Members capital contributions                                    --                   --                 28,000
   Distributions to members                                         --                   --                (66,000)
   Cash from short-term borrowings                                  --                   --                285,000
   Repayment of short-term borrowings                               --                   --               (285,000)
   Cash received upon recapitalization and merger                   --                   --                    336
   Proceeds from sale of common stock                               --                   --             30,788,750
   Proceeds from sale of convertible debt                           --                   --              8,500,001
   Proceeds from exercise of warrants                               --                   --              2,011,073
   Proceeds from exercise of options                                --                   --                204,530
   Cash paid for offering and financing costs                       --                   --             (1,058,759)
   Payments on capital lease                                        --                   --                 (5,195)
   Preferred dividends paid                                         --                   --                (50,910)
                                                            ------------         ------------         ------------
Net cash provided by financing activities                           --                   --             40,351,826
                                                            ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH                               (1,010,125)          (1,276,472)           2,647,813
CASH, BEGINNING OF PERIODS                                     3,657,938            6,516,086                 --
                                                            ------------         ------------         ------------
CASH, END OF PERIODS                                        $  2,647,813         $  5,239,614         $  2,647,813
                                                            ============         ============         ============

                                                                 5

                             PYR ENERGY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2004

     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended February 29, 2004, are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended August 31, 2003.

     PYR Energy Corporation (formerly known as Mar Ventures Inc. ("Mar") was incorporated under the laws of the State of Delaware on March 27, 1996. Mar was a public company with no significant operations as of July 31, 1997. On August 6, 1997, Mar acquired all the interests in PYR Energy LLC ("PYR LLC") (a Colorado limited liability company organized on May 31, 1996), a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. PYR LLC, an independent oil and gas exploration company, was engaged in the acquisition of undeveloped oil and gas interests for exploration and exploitation in the Rocky Mountain region and California. As of August 6, 1997, PYR LLC had acquired only non-producing leases and acreage, and no exploration had commenced on the properties. Upon completion of the acquisition of PYR LLC by Mar, PYR LLC ceased to exist as a separate entity. Mar remained as the surviving legal entity and, effective November 12, 1997, Mar changed its name to PYR Energy Corporation. Effective July 2, 2001, the Company was re-incorporated in Maryland through the merger of the Company into a wholly owned subsidiary, PYR Energy Corporation, a Maryland corporation. On February 18, 2004, PYR Cumberland LLC, PYR Mallard LLC, and PYR Pintail LLC were formed as wholly owned subsidiaries of PYR Energy Corporation. The purpose of these entities is to hold certain assets related to designated individual exploration projects. As of February 29, 2004, PYR Cumberland LLC, PYR Mallard LLC, and PYR Pintail LLC had no business activity.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At February 29, 2004, there were no cash equivalents.

          PROPERTY AND EQUIPMENT - Furniture and equipment is recorded at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

          OIL AND GAS PROPERTIES - The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. A reserve report prepared as of August 31, 2001, by an independent petroleum engineering firm concluded that reserves from the Company's producing properties were not economic to produce and, therefore, at August 31, 2001, the Company had no proved reserves. The Company has not established additional production as of February 29, 2004, and, accordingly, did not prepare a reserve report.

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

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with the full cost method of accounting for oil and gas activities and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets.

          The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties, is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of February 29, 2004, would be approximately $4,059,000 and the reclassified amount as of August 31, 2003 (the end of the Company's last completed fiscal year), would be approximately $4,366,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

          INCOME TAXES - We have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          ASSET RETIREMENT OBLIGATIONS - In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

          The transition adjustment related to adopting SFAS No. 143 on September 1, 2002, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable effect of $341,175. At the time of adoption, total assets increased $629,816, and total liabilities increased $769,175. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. As of February 29, 2004, the asset retirement obligation net asset balance, after depreciation and impairment, was $113,204, and the total asset retirement obligation liability, after accretion of unamortized discount, was $888,396.

          STOCK OPTION COMPENSATION - The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options and grants to employees and directors since the alternative fair market value accounting provided for under SFAS No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

          If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:

                                         Three Months         Three Months         Six Months          Six Months
                                           Ended                 Ended               Ended                 Ended
                                          2/29/04               2/28/03             2/29/04               2/28/03
                                          -------               -------             -------               -------

Net loss as reported                    $   (401,858)        $ (1,087,836)        $   (763,660)        $ (1,924,209)

Deduct: stock-based compensation
   Costs under SFAS No. 123                 (162,444)                --               (295,064)                --
                                        ------------         ------------         ------------         ------------

Pro forma net loss                          (564,302)          (1,087,836)          (1,058,724)          (1,924,209)
                                        ============         ============         ============         ============
Pro forma basic and diluted net
  income per share:
Pro forma shares used in the              23,701,357           23,701,357           23,701,357           23,701,357
  calculation of pro forma net
  income per common share
  basic and diluted
Reported net income per common
  share - basic and diluted             $      (0.02)        $      (0.05)        $      (0.03)        $      (0.08)
Pro forma net income per common
  share - basic and diluted             $      (0.02)        $      (0.05)        $      (0.03)        $      (0.08)


Pro forma information regarding net income is required by SFAS No. 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three and six months ended February 29, 2004.

    Volatility                                             100-125%
    Expected life of options (in years)                         5-7
    Dividend Yield                                            0.00%
    Risk free interest rate                                      3%

NOTE 2 - ACQUISITION OF ASSETS FROM VENUS EXPLORATION, INC.

          The Company has agreed to acquire substantially all the assets of Venus Exploration, Inc. ("Venus"), which is currently under the supervision of the United States Bankruptcy Court ("Court"). The Court will soon issue the final Order of Sale and the acquisition is expected to close on or before May 3, 2004. The Company and Venus have signed a definitive Purchase and Sale Agreement, and the total purchase price is $3,205,000, subject to final adjustments at closing. The purchase provides for a net profits interest payable to the Venus Exploration Trust. The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage being acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in proceeds has been paid to the Trust.

          In connection with this purchase, the Company placed $250,000 in an escrow account during the quarter ended February 29, 2004. The Company also incurred approximately $50,000 in related legal fees during the quarter ended February 29, 2004. These amounts are recorded as deferred acquisition costs. The escrow amount will be applied to the purchase price. Other costs incurred in conjunction with the acquisition, including the escrow amount, will be capitalized as part of the acquisition costs. In the unlikely event the acquisition does not close, the Company will be subject to a break-up fee of $150,000, and all other previously deferred costs will be expensed in operations.

NOTE 3 - CONVERTIBLE NOTES

     On May 24, 2002, we received $6 million in gross proceeds from the sale of convertible notes due May 24, 2009. These notes call for semi-annual interest payments at an annual rate of 4.99% and are convertible into shares of common stock at the rate of $1.30 per share. The interest can be paid in cash or added to the principal amount at the discretion of the Company. The notes were issued to three investment funds pursuant to exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended. On November 24, 2002, May 24, 2003 and November 24, 2003, we elected to add $151,751,
$152,224 and $158,577, respectively, in interest due on these notes to the principal balance (rather than pay the interest in cash on a current basis) so that at February 29, 2004, the aggregate balance of these notes, reflected as Convertible Notes under Long Term Debt, was $6,462,552.

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

Liquidity and Capital Resources

     At February 29, 2004, we had approximately $1,755,924 in working capital.

     During the quarter ended February 29, 2004, capitalized costs for oil and gas properties decreased by approximately $122,000, due largely to adjustments credited by the operator of the East Lost Hills wells for previously billed well equipment costs. The resulting net credit incurred for drilling and completion, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development prospects was approximately $84,000, less depreciation of asset retirement obligation assets of approximately $38,000. There was no charge to impairment during the quarter, based upon management's determination that no further impairment of undeveloped properties had occurred since the end of the prior fiscal year.

     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. At this time, our ongoing administrative and operating overhead exceeds our incoming revenue, and we have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the fiscal year ending August 31, 2004, will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities, including continuing results at our East Lost Hills project. We anticipate spending a minimum of approximately $900,000 for capital expenditures relating to our existing drilling commitments and related development expenses, and other exploration costs. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available.

Capital Expenditures

     During the quarter ended February 29, 2004, we incurred approximately $122,000 of capital costs relating to our exploration projects in California and the Rocky Mountain region, including continued acreage lease obligations and associated geological and geophysical costs. There were no capital costs incurred on our East Lost Hills Project during the quarter. Revenues from oil and gas production during the three months ended February 29, 2004, were $44,376.

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

     The following table summarizes the Company's obligations and commitments to make future payments under its convertible notes payable and office lease for the periods specified as of February 29, 2004:

                                                       Payments Due By Period
                          ----------------------------------------------------------------------------------
    Contractual                           Year Ended       Fiscal Years      Fiscal Years       Fiscal Years
    Obligations             Total       August 31, 2004      2005-2007        2008-2009       2010 and After
    -----------             -----       ---------------      ---------        ---------       --------------

Convertible Notes        $8,474,313             $-0-           $-0-           $8,474,313           $-0-
Office Lease                 51,640           51,640            -0-                   -0-          $-0-
Total Contractual
Cash Obligations         $8,525,953       $   51,640            -0-            $8,474,313          $-0-

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

Wyoming Overthrust Prospects:

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

     It is currently anticipated that the test well for the Cumberland Prospect will be drilled in mid-calendar 2004. The partners paid the Company $186,016 in prospect fees and pro-rata development costs. An additional $86,004 will be paid upon the well reaching casing point. PYR Energy will participate with a 10% working interest in the drilling and will be carried for an additional 22.5% working interest to casing point in the initial test well. After casing point, PYR will have a 32.5% working interest in the initial well and all subsequent wells in the Prospect. The anticipated total depth of the well is estimated to be 10,600 feet. As part of the agreement, PYR has been reimbursed for certain exploration and prospect development costs associated with the Cumberland Prospect. PYR controls 6,233 net acres within the Cumberland area of mutual interest ("AMI").

     After drilling of the Cumberland test well, the participants also will have an option to earn part of PYR's Greater Duck AMI surrounding the Mallard Prospect at the south end of the giant Whitney Canyon - Carter Creek gas field. The agreement requires the participants to drill the initial test well at the Mallard Prospect to earn part of PYR's acreage position within the AMI. PYR currently controls 4,160 net acres of leasehold within the Greater Duck AMI. Upon election to drill the Mallard test well, the partners will pay the Company $445,570 in prospect fees and pro-rata development costs. If the Mallard Prospect is drilled, PYR will participate with a 5% working interest and will be carried for an additional 23.75% working interest to casing point in the initial test well. After casing point, PYR will have a 28.75% working interest in the initial test well and all subsequent wells in the prospect.

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

Montana Foothills Project:

     In March of 2004, the Company signed an Exploration Option Agreement with a subsidiary of Suncor Energy, Incorporated, covering the Company's Rogers Pass exploration project in the Foothills of west-central Montana.

     The Rogers Pass project has been classified as the southern extension of the Alberta Foothills producing province. The USGS and numerous Canadian industry sources have estimated significant recoverable reserves for the Montana portion of the Foothills trend. The Company currently controls approximately 241,800 gross and 226,300 net acres in the Rogers Pass project. Company management believes that the geology and seismic character of the Rogers Pass project share many of the same characteristics as those observed within the productive Canadian Foothills Trend of southern Alberta. Within the Rogers Pass acreage block, PYR has undertaken extensive seismic analysis and geological study resulting in the identification of multiple untested, prospective structures. As of April 13, 2004, only one well has been drilled within the acreage block: the Unocal #1-B30, drilled in 1989 to a depth of 17,817 feet, was plugged and abandoned after testing.

     The agreement with Suncor Energy Natural Gas America, Inc ("SENGAI") calls for SENGAI to pay the Company a $500,000 option fee for a technical evaluation period of up to three months. This amount has subsequently been received. Before the end of the technical evaluation period, SENGAI will make an election either to proceed to drill the first test well or to drop the project. Should SENGAI elect to drill the first test well within the project area, a prospect fee of $750,000 will be paid to PYR and the well will be spud prior to December 31, 2004. SENGAI will bear 100% of the costs of the well, to a depth sufficient to evaluate the Mississippian, to earn a 100% working interest in 100,000 acres of the project area. SENGAI will have the option to pay a second prospect fee of $1,250,000 and drill a second test well, to be spud by December 31, 2005. By paying this second prospect fee and bearing 100% of the costs of the second well, SENGAI will earn a 100% working interest in the remaining acreage within the project area. PYR will retain a 12.5% overriding royalty interest, subject to amortized recovery of gas plant and certain transportation costs, covering all earned acreage within the Rogers Pass AMI.

Acquisition of Assets of Venus Exploration, Inc.:

     The Company has agreed to acquire substantially all the assets of Venus Exploration, Inc. ("Venus"), which is currently under the supervision of the United States Bankruptcy Court in the Eastern District of Texas. The Court will soon issue the final Order of Sale and the acquisition will close on or before May 3, 2004, with an effective date of January 1, 2004. PYR and Venus have signed a definitive Purchase and Sale Agreement, and the total purchase price is $3,205,000, subject to final adjustments at closing. The Company could finance this purchase with existing cash balances; however, the Company is also exploring raising capital from other sources. The purchase provides for a net profits interest payable to the Venus Exploration Trust. The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage being acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in proceeds has been paid to the Trust.

     Assets in the acquisition include producing oil and gas properties, exploitation drilling projects, and exploration acreage. Producing assets include both operated and non-operated properties. Current net production from the acquired properties is approximately 980 Mcfe per day, with internally estimated `total proved' reserves of 4.667 Bcfe. Proved developed producing ("PDP") reserves are estimated at 692.5 MMcf and 192.6 Mbo (1.848 Bcfe) while the proved developed not producing ("PDNP") reserves are estimated at 34.8 MMcf and 205.0 Mbo (1.265 Bcfe). Proved un-developed ("PUD") reserves are estimated at 862.2 MMcf and 115.2 Mbo or 1.554 Bcfe. Using flat pricing of $28 per bbl and $4.50 per Mcf, internal estimate of the present value, discounted at 10%, for total proved reserves is $5,819,000 and $3,797,000 for total proved developed reserves. Given the final estimated purchase price, total proved reserves will be purchased at $0.68 per Mcfe while the total proved developed reserves will be purchased at $1.02 per Mcfe.

     A total of seven existing exploration and exploitation projects are included in the asset acquisition. Of this total, three projects are pre-sold to industry partners and are scheduled to begin drilling operations within the next 45 days. These projects include Tortuga Grande Prospect in Smith County, Texas, and the Nome and Madison Prospects in Jefferson County, Texas. PYR will have no capital costs associated with the initial testing of each of these three projects.

     The Tortuga Grande prospect, located in east Texas, is a re-entry of an existing well drilled on a large turtle structure to test the productivity of the Cotton Valley Sand section at depths ranging from 13,000 to 14,500 feet. Shallow zones in the overlying Sand Flats field, including the Paluxy, Rodessa, and Travis Peak, have produced in excess of 90 MMbo and 60 Bcf on the turtle structure, although this is not indicative of whether the deeper zones will be productive. Drilled originally in 1984 for deeper targets, the Brady #1 is the only deep well on the structure and had shows in the Cotton Valley Sand but was never fracture stimulated. Log analysis by Schlumberger indicates that the well contains approximately 322 feet of potential pay greater than 8% porosity. A multi-stage fracture stimulation treatment is planed to evaluate the productive potential of the feature. Should the fracture treatment prove successful, multiple additional development locations would be available to the Company. PYR will have a 10% carry through the tanks with an additional 10% working interest after well payout on the initial test well. In all additional locations within the AMI, PYR will participate with a cost bearing 20% working interest. PYR currently controls approximately 5,600 net lease acres within the project AMI.

     The Nome Field was discovered in 1994, and interpretation of subsequently acquired 3D seismic over the field, indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic, and PYR will be carried for an 8.33% working interest, after project payout, in the project. PYR and partners control approximately 4,200 acres of leasehold in the project.

     The Madison prospect, located in the northern part of the Constitution Field, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The prospect involves sidetracking an existing cased hole updip to test multiple sand targets at a location offsetting, but significantly high to Doyle sand production (Texaco #1 Doyle) within the field. The location will also offset the Texaco #1 Sanders Gas Unit well which tested the Doyle sand interval at a rate of 1,176 Bcp/d and 2.7 MMcf/d with no water. This well was subsequently junked and abandoned in the Doyle interval and never produced from the zone. The Sanders Gas Unit location represents a proved undeveloped location for Doyle sand, 183 feet structurally high to the equivalent produced zone in the Doyle #1 well. PYR owns a 0.5% overriding royalty interest that converts to a 12.5% working interest in the project after payout of the initial test well.

Southeast Alberta Shallow Gas Redevelopment Project:

     PYR has entered into two joint ventures, covering approximately 20 million acres, to redevelop shallow gas reserves in southeastern Alberta, Canada. Southeastern Alberta has been the site of significant shallow gas development drilling and production over the last two decades. Numerous sandstone reservoirs (including Milk River, Belly River, Medicine Hat, Bow Island, Glauconite, and Viking, generally shallower than 4000 feet, have produced in excess of 10 tcf of natural gas. The Company has undertaken geologic and engineering studies of the region, and believes that many wellbores in the region were prematurely suspended and/or abandoned due to water coning and production. These premature well abandonments suggest that significant additional reserves may remain in the shallow gas reservoirs in local areas within the Joint Venture ("JV") AMI.

     Reworking of existing prematurely abandoned wellbores can potentially result in increased production rates and capture of incremental reserves if water coning can be reversed and surface water disposal can be mitigated. To this end, the JV partners have entered into Exclusive Supply Agreements with a Houston-based down hole water disposal tool design and manufacturing company to supply separation and disposal tools for use in Canada. These tools have the proven ability to gravity separate gas and water in the wellbore, reverse the flow of water, and inject the water into a disposal zone below the existing production interval. In this manner, existing wells with water production issues can potentially have increased gas productivity due to the lack of water coning and lifting. These down hole disposal tools also remove the issues related to surface handling and disposal of produced fluids.

     The Company owns a 5% working interest in the Atlas Joint Venture, which covers approximately 4 million acres within southeastern Alberta. The Company and its partners have identified multiple potential re-entry and redevelopment opportunities within the JV AMI. The first well (Princess #10-9 well) in the Apollo prospect has been re-entered, re-perforated, and completed in the upper Bow Island sand. After cumulative production of 0.3 Bcf, the well was abandoned as non-productive, but after re-completion, the well tested at production rates in excess of 700 Mcf/d. Extensive injectivity analysis and testing of the lower `Detrital' disposal zone indicates that up to 2200 Bw/d can be injected into the interval. The well is currently waiting on power supply and pipeline hookup prior to product sales. An offset wellbore (Princess #6-10) is currently being permitted for re-entry based on initial results from the #10-9 well. Numerous other prospects are being leased and permitted at this time.

     The Company owns a 25% working interest in the Blue River Joint Venture covering approximately 16 million acres. Initial investigation within the Joint Venture AMI indicates approximately 500+ wells that exhibit an appropriate production type decline curve, potential disposal interval, and gas reservoir. The company is currently undertaking detailed geologic and production analysis to refine certain areas and develop prospects for recompletion.

Property Impairment

     During the quarter ended February 29, 2004, the Company recognized no impairment of its capitalized oil and gas properties, based upon Management's determination that no further impairment of undeveloped properties had occurred since the end of the prior fiscal year. As of the end of the prior fiscal year, August 31, 2003, Company management had completed a comprehensive evaluation of its capitalized oil and gas properties for purposes of determining impaired properties and recognized an impairment charge of approximately $3,234,000 for the year then ended.

East Lost Hills, San Joaquin Basin, California

     During our quarter ended February 29, 2004 and fiscal year ended August 31, 2003, no drilling or development activities occurred at our East Lost Hills project. Although the 1998 blow-out of the original test well, the Bellevue #1-17, evidenced high volumes and deliverability of hydrocarbons, the project has still not established meaningful commercial production, and it is unlikely that additional activity will occur on the project. The Company has written off its entire investment in this project.

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

Results of Operations

     The quarter ended February 29, 2004 compared with the quarter ended February 28, 2003.

     Operations during the quarter ended February 29, 2004 resulted in a net loss of $401,858 compared with a net loss of $1,087,836 for the quarter ended February 28, 2003. The decrease in net loss is due primarily to impairment charges in the prior year totaling approximately $699,000, as opposed to the current year, during which no impairment was charged. A broader discussion of these and other items are presented below.

     Oil and Gas Revenues and Expenses. During the quarter ended February 29, 2004, we recorded $32,782 from the sale of 7,113 Mcf of natural gas for an average price of $4.61 per Mcf and $11,594 from the sale of 398 bbls of hydrocarbon liquids for an average price of $29.13 per barrel. Lease operating expenses during this period were $21,681. During the quarter ended February 28, 2003, we recorded $35,733 from the sale of 8,163 Mcf of natural gas for an average price of $4.38 per Mcf and $10,761 from the sale of 381 bbls of hydrocarbon liquids for an average price of $28.24 per barrel. Lease operating expenses during this period were $25,308.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarters ended February 29, 2004 and February 28, 2003. Although the East Lost Hills #1 has produced continuously since 2001, we have previously recorded an impairment against our entire amortizable full cost pool, and therefore had no costs to amortize. We recorded $3,983 and $2,786 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended February 29, 2004 and February 28, 2003, respectively. Additionally, we recorded $37,821 of depreciation of Asset Retirement Obligation assets, and $21,152 of accretion of the unamortized discount of the Asset Retirement Obligation liability.

     Dry Hole, Impairment and Abandonments. During the quarter ended February 29, 2004, we recorded no impairment expense, compared to $698,599 of impairment expense for the quarter ended February 28, 2003. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, any additional costs associated with these properties are capitalized, and then charged to impairment expense as incurred.

     General and Administrative Expense. We incurred $285,442 and $345,237 in general and administrative expenses during the quarters ended February 29, 2004 and February 28, 2003, respectively. The decrease principally reflects fewer employees in 2004, as well as a decrease in funding and acquisition costs.

     Interest Expense. We incurred $81,196 and $76,489 in interest expense for the quarters ended February 29, 2004 and February 28, 2003, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009.

     The six months ended February 29, 2004 compared with the six months ended February 28, 2003.

     Oil and Gas Revenues and Expenses. During the six months ended February 29, 2004, we recorded $63,500 from the sale of 14,600 Mcf of natural gas for an average price of $4.35 per Mcf and $20,894 from the sale of 799 bbls of hydrocarbon liquids for an average price of $26.15 per barrel. Lease operating expenses during this period were $36,952. During the six months ended February 28, 2003, we recorded $72,623 from the sale of 19,110 Mcf of natural gas for an average price of $3.80 per Mcf and $21,415 from the sale of 833 bbls of hydrocarbon liquids for an average price of $25.71 per barrel. Lease operating expenses during this period were $46,345.

     Depreciation, Depletion and Amortization. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the six months ended February 29, 2004, and February 28, 2003. Although the East Lost Hills #1 has produced continuously since 2001, we previously recorded an impairment charge against our entire amortizable full cost pool, and therefore had no costs to amortize. We recorded $6,282 and $5,872 in depreciation expense associated with capitalized office furniture and equipment during the six months ended February 29, 2004 and February 28, 2003, respectively. Additionally, we recorded $75,642 of depreciation of Asset Retirement Obligation assets, and $42,304 of accretion of the unamortized discount of the Asset Retirement Obligation liability.

     Dry Hole, Impairment and Abandonments. During the six months ended February 29, 2004, we recorded no impairment expense, compared to $1,178,267 of impairment expense for the six months ended February 28, 2003. Although properties may be considered evaluated for purposes of the ceiling test and included in the impairment calculation, until these properties are completely abandoned, we may continue to incur costs associated with these properties. Until we can establish economic reserves, of which there is no assurance, any additional costs associated with these properties are capitalized, and then charged to impairment expense as incurred.

     General and Administrative Expense. We incurred $536,932 and $670,543 in general and administrative expenses during the six months ended February 29, 2004 and February 28, 2003, respectively. The decrease principally reflects fewer employees in 2004, as well as a decrease in funding and acquisition costs.

     Interest Expense. We incurred $160,550 and $152,055 in interest expense for the six months ended February 29, 2004 and February 28, 2003, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009.

Cash Flow

     The six months ended February 29, 2004 compared to the six months ended February 28, 2003

Cash Flows From Operating Activities

     Net loss. See discussion of net loss in Results of Operations section above.

     Depreciation and amortization. Depreciation expense increased to $124,228 for the six months ended February 29, 2004, compared to $5,872 for the six months ended February 28, 2003. The 2004 expense reflects depreciation of Asset Retirement Obligation assets of $75,642 and $42,304 of accretion of unamortized discount of the Asset Retirement Obligation liability, neither of which were recognized in 2003.

     Impairment, dry hole and abandonments. During the six months ended February 29, 2004, we recorded no impairment expense as compared to $1,178,267 during the six months ended February 28, 2003. The 2003 impairment related principally to costs incurred to drill and complete wells in the East Lost Hills project. There were no such costs incurred in 2004.

     Accrued interest converted into debt. For the six months ended February 29, 2004, accrued interest converted into debt was $158,577 compared to $71,487 for the six months ended February 28, 2003. Both amounts reflect interest accrued on the $6,000,000 convertible notes issued May 24, 2002.

     Prepaid expenses. During the six months ended February 29, 2004 and February 28, 2003, prepaid expenses increased $55,957 and $47,340, respectively. The increase reflects higher director and officer liability insurance premiums.

     Accounts payable and accruals. During the six months ended February 29, 2004, accounts payable and accruals decreased $105,932, principally reflecting decreased amounts due to the operator of the East Lost Hills wells. During the six months ended February 28, 2003, accounts payable and accruals increased $429,114, reflecting increased amounts due to the operator of the East Lost Hills project for costs to drill and complete wells.

Cash Flows From Investing Activities

     Cash paid for oil and gas properties. During the six months ended February 29, 2004, the Company paid $238,200 of costs incurred on exploration projects in California and the Rocky Mountain region, compared to $986,569 paid during the six months ended February 28, 2003. The decrease relates principally to higher costs paid on the East Lost Hills project in fiscal year 2003.

     Deferred acquisition costs. During the six months ended February 29, 2004, the Company placed $250,000 in an escrow account in connection with our agreement to acquire substantially all of the assets of Venus Exploration, Incorporated. There were no deferred acquisition costs in the six months ended February 28, 2003.

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

     The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of February 29, 2004 would be approximately $4,059,000 and the reclassified amount as of August 31, 2003 (the end of the Company's last completed fiscal year) would be approximately $4,366,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

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

     (b) During the quarter ended February 29, 2004, we filed five reports Form 8-K:

         December 12, 2003
         December 18, 2003 (Form 8-K/A-1)
         December 15, 2003
         January 21, 2004
         January 14, 2004


         Following the quarter ended February 29, 2004, we filed reports on Form 8-K for events occurring on the following dates:

         March 18, 2004
         April 5, 2004

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


      Signatures                               Title                 Date
      ----------                               -----                 ----


/s/ D. Scott Singdahlsen         President, Chief Executive      April 13, 2004
----------------------------     Officer and Principal
D. Scott Singdahlsen             Financial Officer