Form 10QSB
period 2004-11-30
PYR ENERGY CORP
filed 2005-01-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 30, 2004 is as follows:

          $.001 Par Value Common Stock                31,564,426
                                                      ----------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                    3

                  Balance Sheets - November 30, 2004 (Unaudited) and August 31, 2004      3

                  Statements of Operations - Three Months Ended November 30, 2004
                  and November 30, 2003 (Unaudited)                                       4

                  Statements of Cash Flows - Three Months Ended November 30, 2004
                  and November 30, 2003 (Unaudited)                                       5

                  Notes to Financial Statements                                           7

         Item 2.  Management's Discussion and Analysis or Plan of Operation               9

         Item 3.  Controls and Procedures                                                19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      20

         Item 2.  Unregistered Sales o f Equity Securities and Use of Proceeds           20

         Item 3.  Defaults Upon Senior Securities                                        20

         Item 4.  Submission of Matters to a Vote of Security Holders                    20

         Item 5.  Other Information                                                      20

         Item 6.  Exhibits                                                               20

         Signatures                                                                      21





ITEM 1. FINANCIAL STATEMENTS
                                     PYR ENERGY CORPORATION
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                                    November 30,     August 31,
                                                                        2004            2004
                                                                    (Unaudited)
CURRENT ASSETS                                                      ------------    ------------
   Cash                                                             $  5,978,834    $  6,038,156
   Oil and gas receivables                                             1,067,912         477,176
   Other receivable                                                         --           750,000
   Prepaid expenses and other assets                                      27,986         102,239
                                                                    ------------    ------------
      Total current assets                                             7,074,732       7,367,571
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                           32,143          26,736
   Oil and gas properties under full cost, net                         9,893,754       8,851,351
                                                                    ------------    ------------
                                                                       9,925,897       8,878,087
                                                                    ------------    ------------
OTHER ASSETS
   Deferred financing costs and other assets                              64,273          65,070
                                                                    ------------    ------------
                                                                          64,273          65,070
                                                                    ------------    ------------
TOTAL ASSETS                                                        $ 17,064,902    $ 16,310,728
                                                                    ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $    181,587    $     83,042
   Accrued expenses:
       Ad valorem tax payable                                             67,135          65,068
       Accrued interest payable                                            5,570          89,644
       Accrued net profits interest payable                              122,366            --
       Other accrued liabilities                                         568,045         199,688
                                                                    ------------    ------------
                                                                         763,116         354,400
   Asset retirement obligation                                           868,163         868,163
                                                                    ------------    ------------

      Total current liabilities                                        1,812,866       1,305,605
                                                                    ------------    ------------

LONG TERM LIABILITIES
   Convertible notes                                                   6,789,962       6,623,351
   Asset retirement obligation                                           308,758         289,489
                                                                    ------------    ------------
      Total long term liabilities                                      7,098,720       6,912,840
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares;
            issued and outstanding - none                                   --              --
   Common stock, $.001 par value; authorized 75,000,000 shares;
            issued and outstanding - 31,564,426 at 11/30/04 and
            31,564,426 shares at 8/31/04                                  31,564          31,564
   Capital in excess of par value                                     43,221,391      43,221,391
   Accumulated deficit                                               (35,099,639)    (35,160,672)
                                                                    ------------    ------------
      Total stockholders' equity                                       8,153,316       8,092,283
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,064,902    $ 16,310,728
                                                                    ============    ============



                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended November 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
REVENUES
   Oil and gas revenues                          $  1,082,510      $     40,018
                                                 ------------      ------------
                                                    1,082,510            40,018
                                                 ------------      ------------

OPERATING EXPENSES
   Lease operating expenses                           280,576            15,271
   Accretion expense                                    6,300            21,152
   Net profits interest expense                       122,366              --
   Depreciation and amortization                       38,037            40,120
   General and administrative                         511,387           251,490
                                                 ------------      ------------
        Total operating expenses                      958,666           328,033


INCOME (LOSS) FROM OPERATIONS                         123,844          (288,015)

OTHER INCOME (EXPENSE)
   Interest income                                     20,299             5,567
   Other income                                         4,140              --
   Interest (expense)                                 (83,333)          (79,354)
   Other (expense)                                     (3,918)
                                                 ------------      ------------
        Total other income (expense)                  (62,812)          (73,787)
                                                 ------------      ------------

NET INCOME (LOSS)                                $     61,032      $   (361,802)
                                                 ============      ============

NET INCOME (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                         $       0.00      $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          31,564,426        23,701,357
                                                 ============      ============



                                PYR ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                          Three Months Ended November 30,
                                                          ------------------------------
                                                                2004           2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $    61,032    $  (361,802)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
   Depreciation and amortization                                 38,037         40,120
   Amortization of financing costs                                  797            797
   Interest expense converted into debt                         166,611        158,577
   Accretion of asset retirement obligation                       6,300         21,152
Changes in assets and liabilities
   (Increase) in accounts receivable                           (590,736)          --
   Decrease (increase) in prepaids and other receivables         74,253        (78,684)
   Increase (decrease) in accounts payable                      101,015         (7,381)
   Increase in net profits interest liability                   122,366           --
   Increase (decrease) in accrued expenses                      415,031        (40,045)
                                                            -----------    -----------
         Net cash provided (used) by operating activities       394,706       (267,266)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for furniture and equipment                         (8,622)          --
   Cash paid for oil and gas properties                      (1,220,406)      (276,389)
   Proceeds from exercise of exploration options                750,000           --
   Proceeds from sale of oil and gas properties                  25,000           --
                                                            -----------    -----------
         Net cash used in investing activities                 (454,028)      (276,389)
                                                            -----------    -----------


                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                               --             --
                                                            -----------    -----------

NET DECREASE IN CASH                                            (59,322)      (543,655)

CASH, BEGINNING OF PERIODS                                    6,038,156      3,657,938
                                                            -----------    -----------

CASH, END OF PERIODS                                        $ 5,978,834    $ 3,114,283
                                                            ===========    ===========


                                           5

                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                  THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended November 30, 2004, the asset retirement obligation increased by $12,969.

                             PYR ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                                November 30, 2004
                                   (Unaudited)


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended August 31, 2004.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

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

     Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible equity instruments, such as convertible notes payable, stock options and warrants. The dilutive effect of such securities was insignificant for the three months ended November 30, 2004 and was not considered for the three months ended November 30, 2003 because it would have been anti-dilutive.

     Share Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income (loss) and income (loss) per share for the quarters ended November 30, 2004 and 2003 would have been increased (decreased) to the pro forma amounts indicated below:

                                                   November 30,  November 30,
                                                       2004         2003
                                                    ---------    ---------
     Net income (loss):
        As reported                                 $  61,032    $(361,802)
           Pro forma equity compensation expense      (82,839)    (132,620)
                                                    ---------    ---------

        Pro forma net loss                          $ (21,807)   $(494,422)
                                                    =========    =========

     Net pro forma loss per share:
        As reported                                 $    0.00    $   (0.02)
                                                    =========    =========
        Pro forma                                   $    0.00    $   (0.02)
                                                    =========    =========

     The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                            November 30,     November 30,
                                                2004             2003
                                            -----------      -----------

          Expected option life-years             5               5-7
          Risk-free interest rate            3.3 - 3.5%         3.0 %
          Dividend yield                       0.00%            0.00%
          Volatility                           67-83%            107%


     Reclassification - Certain reclassifications have been made to the November 30, 2003 financial statements to conform to November 30, 2004 presentation. Such reclassifications had no effect on net loss.

     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective the first reporting period beginning after December 15, 2005. Due to the recent adoption of SFAS No. 123(R), the Company has not determined the future impact on its financial statements; however, it will result in additional future financial reporting expense to the Company when implemented.

2.   ACQUISITION OF PROPERTIES:
     --------------------------

     In May 2004, the Company acquired certain oil and gas properties from Venus Exploration Inc. ("Venus") for cash consideration of $3,230,000. The financial statements therefore reflect the revenue and other operating expenses associated with these properties since the date of acquisition. The purchase also provides for the Company to pay a net profits interest payable to the Venus Exploration Trust ("Trust"). During the quarter ended November 30, 2004, the Company accrued $122,366, which is payable to the Trust based on the net profits interest agreement; however, the company does not anticipate that it will be required to pay this amount as the Company intends to drill additional wells in the future on the property subject to payout. Costs incurred in connection with additional drilling would reduce this liability; however, in the unlikely event the Company does not incur additional drilling costs, such amount would then be payable to the Trust. The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust.

3.   CONTINGENCY
     -----------

     We are currently in dispute with the operator of the Sun Fee #1, Sampson Lone Star L.P. ("Sampson"), concerning the pooling of certain lands into the production unit at Nome Field. The pooling of these lands in which the

     Company does not own an interest, comprises approximately 32% of the unit area, and may result in a reduction of working interest and net revenue interest, relative to production from the Sun Fee #1, attributable to the Company. If the current pooling were to stand, our working interest in the well would be reduced from 8.33% to 5.66%. The Company strongly believes that the lands in question are `Non-Productive', and therefore not eligible for pooling, based on all available geological, seismic, and existing well data. As a result of this dispute, we will vigorously pursue and defend our rights to our proportionate share of production and revenue from the Sun Fee #1 with all legal avenues and remedies available. For this reason, the Company has not signed any of the proposed production and revenue division orders, and has not received any revenue, attributable to the well, to date. If we undertake legal action against the operator relative to this issue, which we currently intend, it may result in all revenues attributable to the Sun Fee #1 well being held in suspense until the legal action is completed. If the outcome of the dispute results in the operator recognizing our working interest of 8.33%, the increased working interest could potentially result in increased revenue to the Company and increased net profits liability to Venus Exploration Trust, subject to the net profits interest agreement.

     For the quarter ended November 30, 2004, we accrued approximately $325,000 in royalty and working interest revenues from the Sun Fee #1. As a result of the dispute with Sampson, revenues were accrued at the lower working interest percentage (5.66%) as stated by the operator.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto referred to in "Item 1. Financial Statements" of this Form 10-QSB.

Overview

     PYR Energy Corporation (referred to as "PYR," the "Company," "we," "us" and "our") is an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves. Our current focus is on the Rocky Mountain, Texas and Gulf Coast regions. We continue to focus our exploration efforts and advanced technical expertise on the pre-drill phases of our high potential exploration projects in the Rocky Mountain region. In May 2004, we acquired interests from Venus Exploration, Inc. ("Venus") in certain producing properties and undeveloped acreage for approximately $3,230,000 (excluding acquisition expenses and subject to retention, by the Venus Exploration Trust, of a net profits interest covering the non-productive exploration projects) with estimated proved reserves of 4.78 Bcfe. This equates to $0.67 per Mcf, with a PV-10 value of $6.94 million. The Venus assets acquired include interests in 80 non-operated wells in Utah, Oklahoma and Texas. New drilling and workovers have been conducted since the acquisition date and include two recent discoveries. As a result of the acquisition of the Venus assets, PYR has undertaken a transformation from a development stage company to a producing oil and gas company. Previously our primary drilling activity had been in the San Joaquin Basin of California and on our East Lost Hills project.

Liquidity and Capital Resources

     Our primary sources of liquidity historically have been from placements of common stock and convertible notes, and to a much lesser extent, cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. At November 30, 2004, we had approximately $5,261,866 in working capital.

     During the quarter ended November 30, 2004, our capitalized costs for oil and gas properties increased by approximately $1,042,000. The increase reflects net costs incurred for undeveloped leasehold, drilling and completion, workover, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development prospects, which is further discussed in Capital Expenditures and Summary of Exploration Projects.

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

CAPITAL EXPENDITURES

     During the quarter ended November 30, 2004, we incurred approximately $1,089,000 of capital costs for our oil and gas properties. This amount includes costs associated with undeveloped leasehold, drilling and completion, workover, geological and geophysical costs, delay rentals, and other related direct costs with respect to our exploration and development prospects. Revenues from oil and gas production during the quarter were approximately $1,082,510.

     We currently anticipate that we will participate in the drilling of up to six exploration wells during our fiscal year ending August 31, 2005, although the number of wells may increase as additional projects are added to our portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful.

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


SUMMARY OF EXPLORATION PROJECTS

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

     In March 2004, we signed an Exploration Option Agreement with a subsidiary of Suncor Energy, Incorporated, covering our Rogers Pass exploration project We currently control approximately 241,800 gross and 226,300 net leasehold acres in the Rogers Pass project. Pursuant to our agreement with the subsidiary of Suncor Energy, Suncor Energy Natural Gas America, Inc. ("SENGAI"), SENGAI has paid us a $500,000 option fee for a technical evaluation period of up to three months. On August 31, 2004 SENGAI exercised its option to drill an initial test well at Rogers Pass, and paid us $750,000 in the form of a prospect fee (received in September 2004). It is anticipated that the initial test well will begin drilling operations in late February or March 2005, depending on rig availability. SENGAI will bear 100% of the costs of the well, to a depth sufficient to evaluate the Mississippian, to earn a 100% working interest in 100,000 acres of the project area. SENGAI will have the option to pay a second prospect fee of $1,250,000 and drill a second test well, to be spud by December 31, 2005. By paying this second prospect fee and bearing 100% of the costs of the second well, SENGAI will earn a 100% working interest in the remaining acreage within the project area. We will retain a 12.5% overriding royalty interest, subject to amortized recovery of gas plant and certain transportation costs, covering all earned acreage within the Rogers Pass project area.

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

     The agreement we entered into with two private companies ("the Participants") in December 2003 requires the Participants to drill the initial test well at the Mallard Prospect to earn part of our acreage position within a designated area of mutual interest. We currently control 4,160 net leasehold acres within the AMI. During the fiscal year ended 2004, the partners paid us approximately $450,000 in prospect fees and pro-rata development costs. The Mallard well started drilling in mid-July and Intermediate casing was set to 9,735 feet in the Thaynes Formation. The Bureau of Land Management has suspended drilling activities at Mallard, effective December 1, 2004, due to wildlife critical winter range restrictions. As a result, the well has been temporarily suspended and secured in compliance with applicable federal and state regulations, until the wildlife restrictions are lifted in mid - 2005. We are participating with a 5% working interest in the drilling of Mallard, and will be carried to casing point, at an estimated total depth of 15,500 feet, for an additional 23.75% working interest. After casing point, we will have a 28.75% working interest in the initial test well and all subsequent wells in the prospect.

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

     Drilling at the Cumberland prospect started in early November 2004. The Cumberland #1-16 State well reached total drilling depth of 10,860 feet in the Nugget Sandstone. Based on preliminary log analysis, the Nugget zone of interest appears to be nonproductive, and the well will be plugged and abandoned. Further evaluation of the log data will be analyzed and studied to determine any remaining prospective targets within our 6,233 net leasehold area of mutual interest ("AMI"). PYR participated in the drilling of the well at a 10% working interest and was carried for an additional 22.5% working interest to casing point.

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

     Tortuga Grande prospect, located in east Texas, is a project to test the productivity of the Cotton Valley Sand section at depths ranging from 13,000 to 14,500 feet. Drilled originally in 1984 for deeper targets, the Brady #1 is the only deep well on the structure, and had shows in the Cotton Valley Sand, but was never fracture stimulated. Log analysis indicates that the well contains approximately 322 feet of potential pay greater than 8% porosity. The Brady #1 was re-entered and the middle Cotton Valley Sand section was fracture stimulated and tested. Results of the test were inconclusive and the partners continue to evaluate the test data. The partners may decide at a future date to drill another well to test the Cotton Valley within the project area. Should this occur, PYR would be responsible for 20% of the costs of any additional well. In all additional locations within the Tortuga Grande area of mutual interest, we will participate with a cost bearing 20% working interest. We currently control approximately 5,600 net leasehold acres within the project. It is anticipated that the partners will drill another test well at Tortuga Grande during the second quarter of 2005.

     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. PYR owns a 1.5% overriding royalty interest with an additional 8.33% working interest, after project payout, in the project. Production in the Sun Fee #1 well, from the upper Yegua, was initiated in late May 2004, and over the past three months (October through December), the well has averaged production of 15.34 Mmcfe per day. Cumulative production since inception is in excess of 2.5 Bcfe. After project payout, it is estimated that the well will add approximately 1MMcfe of net daily production to PYR, given current production rates. During the quarter ended November 30, 2004, we received confirmation from the operator that the Sun Fee #1 well and project reached payout, and that PYR is currently a working interest participant in the well. We and our partners control approximately 4,200 acres of gross leasehold acres in the project.

     We are currently in dispute with the operator of the Sun Fee #1, Sampson Lone Star L.P. ("Sampson"), concerning the pooling of certain lands into the production unit. The pooling of these lands in which the Company does not own an interest, comprises approximately 32% of the unit area, and may result in a reduction of working interest and net revenue interest, relative to production from the Sun Fee #1, attributable to the Company. If the current pooling were to stand, our working interest in the well would be reduced from 8.33% to 5.66%. The Company strongly believes that the lands in question are `Non-Productive', and therefore not eligible for pooling, based on all available geological, seismic, and existing well data. As a result of this dispute, we will vigorously pursue and defend our rights to our proportionate share of production and revenue from the Sun Fee #1 with all legal avenues and remedies available. For this reason, the Company has not signed any of the proposed production and revenue division orders, and has not received any revenue, attributable to the well, to date. If we undertake legal action against the operator relative to this issue, which we currently intend, it may result in all revenues attributable to the Sun Fee #1 well being held in suspense until the legal action is completed.

     For the quarter ended November 30, 2004, we accrued approximately $325,000 in royalty and working interest revenues from the Sun Fee #1. As a result of the dispute with Sampson, revenues were accrued at the lower working interest percentage (5.66%) as stated by the operator. Both revenues and costs associated with the production from the Sun Fee #1, as well as the costs incurred on the Nome Project, are subject to the net profits interest agreement we hold with Venus Exploration Trust ("Trust"). The net profits interest agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. The amount of net profits interest liability recognized over time is subject to fluctuation, because both revenues and costs associated with production from any wells and other costs incurred on the designated exploration and exploitation project areas will increase or decrease over a given period of time. As of November 30, 2004, we accrued a net profits interest liability of $122,366 payable to the Trust.

     Madison prospect, located in the northern part of the Constitution Field, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The prospect involves sidetracking an existing cased hole updip to test multiple sand targets at a location offsetting, but significantly high to Doyle sand production from the Texaco #1 Doyle well within the field. The location is also offset to the Texaco #1 Sanders Gas Unit well, which tested the Doyle sand interval at a rate of 1,176 Bc/d and 2.7 MMcf/d with no water. This well was subsequently plugged and abandoned in the Doyle interval and never produced from the zone. The Maness Gas Unit location represents a proved undeveloped location for Doyle sand, 183 feet structurally high to the equivalent produced zone in the Texaco Doyle #1 well. The current well has been drilled to total depth, production casing has been run, and the well is currently producing at a rate of approximately 5.00 MMcfe per day. We own a 0.5% overriding royalty interest that converts to a 12.5% working interest in the project after payout (which has not been reached) of the initial test well. The operator has converted an existing wellbore within the project area into a water disposal well, and is planning to drill an offset development well ( Maness GU#2). The cost of the water disposal well will be covered under the payout account, and we will participate for 12.5% working interest in the drilling of this low risk development well. It is anticipated that the offset well will begin drilling operations in late January 2005.

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

     The Orbison #3-11 development well is a low risk prospect located in eastern Oklahoma. PYR hopes to spud this by the end of January and has a working interest of 29% in the well.

     The Bayou Duralde Project, located in Evangeline Parish, LA, is an exploration program to identify and drill potential gas reservoirs in Yegua/Cockfield channel complexes. PYR owns a 25% working interest in the project and controls, along with its partner, in excess of 3,000 net acres of leasehold. It is anticipated that the initial test well in the project will be drilled in the next few months, and PYR will participate with a 15% cost bearing interest and farm-out the remainder of its working interest.

     The Canadian River Project, located in Oklahoma, we are preparing to drill a Cromwell development well. PYR has a 28.98% WI in the well, and drilling activities are expected to begin by late January 2005.


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


CASH FLOW

The three months ended November 30, 2004 ("2004") compared with the three months ended November 30, 2003 ("2003").

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided (used) by operating activities was $394,706 and ($267,266) for the quarters years ended November 30, 2004 and 2003, respectively. A discussion of these and other items are presented below.

     Net loss. See discussion of net income (loss) in "Results of Operations" section below.

     Depreciation and amortization. Depreciation and amortization expense was $38,037 for the quarter ended November 30, 2004, compared to $40,120 for the quarter ended November 20, 2003. The 2004 expense includes $34,822 of depletion of oil and gas properties. The 2003 expense includes depreciation of Asset Retirement Obligation assets of $37,821.

     Accounts receivable. For the quarters ended November 30, 2004 and 2003, accounts receivable increased $590,736 and $0, respectively. The increase in 2004 related principally to receivables generated from the properties acquired from Venus Exploration, Inc. in May 2004.

     Accrued interest converted into debt. For the quarter ended November 30, 2004, accrued interest converted into debt was $166,611 compared to $158,577 for the quarter ended November 30, 2003. Both amounts reflect interest accrued on the $6,000,000 convertible notes issued May 24, 2002.

     Accretion of asset retirement obligation. During the quarters ended November 30, 2004 and 2003, accretion of unamortized discount of the Asset Retirement Obligation liability was $6,300 and $21,152, respectively. The prior quarter is higher because the estimated lives of the East Lost Hills properties escalated the accretion rate, while the current quarter includes properties (acquired from Venus Exploration Inc. in May 2004) with longer estimated lives, and hence a lower accretion rate.

     Prepaid expenses and other. During the quarter ended November 30, 2004, prepaid expenses decreased $74,253, compared to a increase of $78,684 during the quarter ended November 30, 2003. The decrease in 2004 primarily reflects timing of payments. The increase in 2003 reflected the payment of Directors and Officers liability insurance premiums during the quarter.

     Accounts payable. During the quarter ended November 30, 2004, accounts payable and accruals increased $101,015 compared to a decrease of $7,381 during the quarter ended November 30, 2003. The change in the current quarter primarily reflects increased payables activity as a result of the properties acquired from Venus in May 2004. The decrease in 2003 primarily reflected timing of payments.

     Net profits interest liability. During the quarter ended November 30, 2004, the net profits interest liability increased $122,366, compared to $0 in the quarter ended November 30, 2003. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The current quarter increase resulted from an accrued liability to the Trust for net profits realized on the Sun Fee #1 well in the Nome Project.

     Accrued expenses. During the quarter ended November 30, 2004, accrued expenses increased $415,031, compared to a decrease of $40,045 in the quarter ended November 30, 2003. The change in the current quarter primarily reflects increased lease operating and capital costs incurred as a result of the properties acquired from Venus in May 2004, as well as accrued costs for the Cumberland and Mallard prospects. The increase was partially offset by the conversion of accrued interest payable into convertible debt. The $6,000,000 convertible notes were issued on May 24, 2002. The decrease in 2004 also relates to the same conversion of accrued interest payable into convertible debt.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for oil and gas properties. During the quarter ended November 30, 2004, we paid $1,220,406 for oil and gas properties, compared to $276,389, during the year ended August 31, 2003. The increase in 2004 principally reflects activity resulting from the acquisition of properties from Venus in May 2004. The increase in 2003 relates to costs incurred on exploration projects in the California and the Rocky Mountain regions.

     Proceeds from sale of exploration options. During the year ended August 31, 2004, we signed an Exploration Option Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"), covering our Rogers Pass exploration project in the Foothills of west-central Montana. On August 31, 2004, SENGAI exercised its option to drill an initial test well and paid us $750,000 in the form of a prospect fee, which was received in September 2004. We received $0 in proceeds from the sale of exploration options during the quarter ended November 30, 2003.

     Proceeds from sale of oil and gas properties. We received $25,000 in prospect fees from a private company in connection with our Madison project during the quarter ended November 30, 2004. We received $0 in proceeds from the sale of oil and gas properties during the quarter ended November 30, 2003.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $0 for the quarters ended November 30, 2004 and 2003, respectively.

Results of Operations

     The three months ended November 30, 2004 ("2004") compared with the three months ended August 31, 2003 ("2003"). Operations during the quarter ended November 30, 2004 resulted in net income of $61,032 compared to a net loss of ($361,802) for the quarter ended November 30, 2003.

     Oil and Gas Revenues and Expenses. During the quarter ended November 30, 2004, we recorded $1,082,510 in total oil and gas revenues. Of this amount, we recorded $445,986 from the sale of 63,057 mcf of natural gas for an average price of $7.07 per mcf, and $636,523 from the sale of 13,978 bbls of hydrocarbon liquids for an average price of $45.54 per bbl. During the quarter ended November 30, 2003, we recorded $40,018 in total oil and gas revenues. Of this amount, we recorded $30,717 from the sale of 7,487 mcf of natural gas for an average price of $4.10 per mcf and $9,301 from the sale of 402 bbls of hydrocarbon liquids for an average price of $23.13 per barrel. 2004 revenues increased largely due to the acquisition of properties from Venus Exploration Inc. in May 2004, while 2003 revenues related wholly to the Company's interest in East Lost Hills in California. Comparable revenues for the East Lost Hills property during the quarter ended November 30, 2004 were $42,898. Lease operating expenses during the quarters ended November 30, 2004 and 2003, respectively, were $280,576 and $15,271.

     Interest Income. We recorded $20,299 and $5,567 in interest income for the quarters ended November 30, 2004 and 2003, respectively. The increase was due to interest on the funds received from the private placement of our common stock in May 2004.

     General and Administrative Expenses. General and administrative expenses during the quarters ended November 30, 2004 and 2003 were $511,387 and $251,490, respectively. The increase principally reflects an increase in salaries as a result of hiring additional personnel and an increase in audit and legal fees, both of which resulted from the acquisition of properties from Venus Exploration Inc. in May 2004.

     Depreciation Depletion and Amortization. We recorded $34,822 and $0, respectively, in depreciation, depletion and amortization expense from oil and gas properties for the quarters ended November 30, 2004 and 2003. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarter ended November 20, 2003, due to an impairment taken against our entire amortizable full cost pool at August 31, 2003, and accordingly, there were no costs to amortize; however, included in depreciation expense reported for 2003, is $37,821 of depreciation of Asset Retirement Obligation assets. The current fiscal quarter increase in depreciation, depletion and amortization expense was attributable to the properties acquired from Venus Exploration, Inc. We recorded $3,215 and $2,299 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended November 30, 2004 and 2003, respectively.

     Accretion Expense. We recorded $6,300 and $21,152, respectively, for the quarters ended November 30, 2004 and 2003, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The prior quarter is higher because the estimated lives of the East Lost Hills properties escalated the accretion rate, while the current quarter includes properties (acquired from Venus Exploration Inc. in May 2004) with longer estimated lives, and hence a lower accretion rate.

     Net Profits Interest Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. As of November 30, 2004, we accrued net profits interest expense of $122,366, in connection with net profits realized for the Sun Fee #1 well at November 30, 2004. For the quarter ended November 30, 2003, there was no net profits interest expense recognized.

     Interest Expense. During the quarters ended November 30, 2004 and 2003, we recorded interest expense of $83,333 and $79,354, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009. The Company elected to add $166,611 and $158,577 of accrued interest to the balance of the debt for the quarters ended November 30, 2004 and 2003, respectively. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our November 30, 2004 and 2003 consolidated balance sheets.

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

     Asset Retirement Obligations:

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective the first reporting period beginning after December 15, 2005. Due to the recent adoption of SFAS No. 123(R), the Company has not determined the future impact on its financial statements; however, it will result in additional future financial reporting expense to the Company when implemented.


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

                                    PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None.

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


       Signatures                        Title                        Date
       ----------                        -----                        ----


/s/ D. Scott Singdahlsen   President, Chief Executive Officer   January 14, 2005
------------------------   and Principal Financial Officer
D. Scott Singdahlsen