Form 10QSB
period 2005-02-28
PYR ENERGY CORP
filed 2005-04-14
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


                          Commission File No. 001-15511



                             PYR ENERGY CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



                Maryland                                 95-4580642
                --------                                 ----------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)


 1675 Broadway, Suite 2450, Denver, CO                      80202
 -------------------------------------                      -----
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of February 28, 2005 is as follows:

          $.001 Par Value Common Stock                31,574,426
                                                      ----------

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                    3

                  Balance Sheets - February 28, 2005 (Unaudited) and August 31, 2004                      3

                  Statements of Operations - Three and Six Months Ended February 28, 2005
                  and February 29, 2004 (Unaudited)                                                       4

                  Statements of Cash Flows - Six Months Ended February 28, 2005
                  and February 29, 2004 (Unaudited)                                                       5

                  Notes to Financial Statements                                                           7

         Item 2.  Management's Discussion and Analysis or Plan of Operation                               10

         Item 3.  Controls and Procedures                                                                 22

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             23

         Item 3.  Defaults Upon Senior Securities                                                         23

         Item 4.  Submission of Matters to a Vote of Security Holders                                     23

         Item 5.  Other Information                                                                       23

         Item 6.  Exhibits                                                                                23

         Signatures                                                                                       24



ITEM 1. FINANCIAL STATEMENTS
                                    PYR ENERGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                            ASSETS
                                                                    February 28,     August 31,
CURRENT ASSETS                                                          2005            2004
                                                                    ------------    ------------
   Cash                                                             $  5,171,981    $  6,038,156
   Receivables:
       Oil and gas receivables                                         1,365,116         477,176
       Joint billing receivables                                         109,373            --
       Other receivables                                                   7,692            --
       Exploration option receivable                                        --           750,000
                                                                    ------------    ------------
                                                                       1,482,181       1,227,176
   Prepaid expenses and other assets                                     114,206         102,239
                                                                    ------------    ------------
      Total current assets                                             6,768,368       7,367,571
                                                                    ------------    ------------
PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment, net                                           31,945          26,736
   Oil and gas properties under full cost, net                        10,276,172       8,851,351
                                                                    ------------    ------------
                                                                      10,308,117       8,878,087
                                                                    ------------    ------------
OTHER ASSETS
   Deferred financing costs and other assets                              63,476          65,070
                                                                    ------------    ------------
                                                                          63,476          65,070
                                                                    ------------    ------------
TOTAL ASSETS                                                        $ 17,139,961    $ 16,310,728
                                                                    ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $    203,536    $     83,042
   Accrued expenses:
       Ad valorem tax payable                                             65,068          65,068
       Accrued interest payable                                           89,114          89,644
       Accrued net profits interest payable                              354,954            --
       Other accrued liabilities                                         251,738         199,688
                                                                    ------------    ------------
                                                                         760,874         354,400
   Asset retirement obligation                                           868,163         868,163
                                                                    ------------    ------------
      Total current liabilities                                        1,832,573       1,305,605
                                                                    ------------    ------------
LONG TERM LIABILITIES
   Convertible Notes                                                   6,789,962       6,623,351
   Asset retirement obligation                                           315,757         289,489
                                                                    ------------    ------------
      Total long term liabilities
                                                                       7,105,719       6,912,840
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares;
            issued and outstanding - none                                   --              --
   Common stock, $.001 par value; authorized 75,000,000 shares
            Issued and outstanding - 31,574,426 at 2/28/05 and
            31,564,426 shares at 8/31/04                                  31,574          31,564
   Capital in excess of par value                                     43,239,529      43,221,391
   Accumulated deficit                                               (35,069,434)    (35,160,672)
                                                                    ------------    ------------
      Total stockholders' equity                                       8,201,669       8,092,283
                                                                    ------------    ------------
                                                                    $ 17,139,961    $ 16,310,728
                                                                    ============    ============


                                   PYR ENERGY CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three           Three            Six             Six
                                       Months          Months          Months          Months
                                       Ended           Ended           Ended           Ended
                                     2/28/2005       2/29/2004       2/28/2005       2/29/2004
                                     ---------       ---------       ---------       ---------

REVENUES
   Oil and gas revenues            $  1,195,671    $     44,376    $  2,278,181    $     84,394
                                   ------------    ------------    ------------    ------------
                                      1,195,671          44,376       2,278,181          84,394
                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Lease operating expenses             203,153          21,681         483,729          36,952
   Accretion expense                      6,307          21,152          12,607          42,304
   Net profits interest expense         232,588            --           354,954            --
   Depreciation and amortization        167,046          41,804         205,083          81,924
   General and administrative           497,669         285,442       1,009,056         536,932
                                   ------------    ------------    ------------    ------------
        Total operating expenses      1,106,763         370,079       2,065,429         698,112

INCOME (LOSS) FROM OPERATIONS            88,908        (325,703)        212,752        (613,718)

OTHER INCOME (EXPENSE)
   Interest income                       24,833           5,041          45,132          10,608
   Other income                           4,141            --             8,281            --
   Interest (expense)                   (84,342)        (81,196)       (167,675)       (160,550)
   Other (expense)                       (3,335)           --            (7,253)
                                   ------------    ------------    ------------    ------------
        Total other (expense)           (58,703)        (76,155)       (121,515)       (149,942)


NET INCOME (LOSS)                  $     30,205    $   (401,858)   $     91,237    $   (763,660)
                                   ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
SHARE -BASIC & DILUTED             $       0.00    $      (0.02)   $       0.00    $      (0.03)
                                   ============    ============    ============    ============

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            31,564,870      23,701,357      31,564,647      23,701,357
                                   ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            32,130,113      23,701,357      32,086,400      23,701,357
                                   ============    ============    ============    ============



                                PYR ENERGY CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months     Six Months
                                                               Ended          Ended
                                                            February 28,   February 29,
                                                                2005           2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $    91,237    $  (763,660)
Adjustments to reconcile net income (loss) to
  net cash (used) by operating activities
   Depreciation and amortization                                205,083         81,924
   Amortization of financing costs                                1,594          1,593
   Interest expense converted into debt                         166,611        158,577
   Accretion of asset retirement obligation                      12,605         42,304
   Stock options issued for director service                     15,248           --
Changes in assets and liabilities
   (Increase) in accounts receivable                           (888,567)        (6,553)
   (Increase) in joint billings receivable                     (109,373)          --
   (Increase) in prepaids and other receivables                 (19,032)       (55,957)
   Increase (decrease) in accounts payable                      122,121        (72,184)
   Increase in net profits interest liability                   354,954           --
   Increase (decrease) in accrued expenses                       48,953        (33,748)
   Other                                                           --          (50,000)
                                                            -----------    -----------
         Net cash provided (used) by operating activities         1,435       (697,704)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for furniture and equipment                        (10,609)          (237)
   Cash paid for oil and gas properties                      (1,659,181)      (238,200)
   Deferred acquisition costs                                      --         (250,000)
   Proceeds from exercise of exploration options                750,000           --
   Proceeds from exercise of stock options                        2,900           --
   Proceeds from sale of oil and gas properties                  49,280        186,016
   Other                                                           --          (10,000)
                                                            -----------    -----------
         Net cash (used) in investing activities               (867,610)      (312,421)
                                                            -----------    -----------


                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                               --             --
                                                            -----------    -----------

NET DECREASE IN CASH                                           (866,175)    (1,010,125)

CASH, BEGINNING OF PERIODS                                    6,038,156      3,657,938
                                                            -----------    -----------

CASH, END OF PERIODS                                        $ 5,171,981    $ 2,647,813
                                                            ===========    ===========


                                        5

                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
            SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                   (Unaudited)


 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended February 28, 2005 and February 29, 2004, the asset retirement obligation increased by $13,660 and $0, respectively.

                             PYR ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                                February 28, 2005
                                   (Unaudited)


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the operating results for the entire year.

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

     Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible equity instruments, such as convertible notes payable, stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:


                                                    Three         Three           Six           Six
                                                    Months        Months         Months        Months
                                                    Ended         Ended          Ended         Ended
                                                  2/28/2005     2/29/2004      2/28/2005     2/29/2004
                                                 -----------   -----------    -----------   -----------
     Numerator:
          Numerator for basic and diluted
            earnings per share - income (loss)
            available to common stockholders          30,205      (401,858)        91,237      (763,660)
     Denominator:
          Denominator for basic earnings
            per share -weighted average
            shares outstanding                    31,564,870    23,701,357     31,564,647    23,701,357
          Effect of dilutive securities -
             stock options and warrants              565,243          --          521,753          --
                                                 -----------   -----------    -----------   -----------
          Denominator for diluted
             earnings per common share            32,130,113    23,701,357     32,086,400    23,701,357
                                                 ===========   ===========    ===========   ===========

     Basic earnings (loss)
       per common share                          $      0.00   $     (0.02)   $      0.00   $     (0.03)
                                                 ===========   ===========    ===========   ===========
     Diluted earnings (loss)
       per common share                          $      0.00   $     (0.02)   $      0.00   $     (0.03)
                                                 ===========   ===========    ===========   ===========

     Share Based Compensation - In October 1995, the Financial Accounting
     Standards Board issued Statement of Financial Accounting Standards No. 123,
     Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income (loss) and income (loss) per share for the quarters ended February 28, 2005 and February 29, 2004 would have been increased
     (decreased) to the pro forma amounts indicated below:



                                        Three          Three           Six            Six
                                        Months         Months         Months         Months
                                        Ended          Ended          Ended          Ended
                                      2/28/2005      2/29/2004      2/28/2005      2/29/2004
                                     -----------    -----------    -----------    -----------

     Net income (loss) as reported   $    30,205    $  (401,858)   $    91,237    $  (763,660)

     Deduct: stock-based
        compensation costs
        under SFAS No. 123               (82,839)      (162,444)      (165,678)      (295,064)
                                     -----------    -----------    -----------    -----------


     Pro forma net income (loss)         (52,634)      (564,302)       (74,441)    (1,058,724)
                                     ===========    ===========    ===========    ===========

     Pro forma basic and diluted
      net income per share:
        As reported                  $      0.00    $     (0.02)   $      0.00    $     (0.03)

        Pro forma                    $      0.00    $     (0.02)   $      0.00    $     (0.04)


     The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                             February 28,         February 29,
                                                 2005                 2004
                                                 ----                 ----

          Expected option life-years              5                   5-7
          Risk-free interest rate             3.3 - 3.7%             3.0 %
          Dividend yield                        0.00%                0.00%
          Volatility                            58-83%              100-125%


     Reclassification - Certain reclassifications have been made to the February 29, 2004 financial statements to conform to February 28, 2005 presentation. Such reclassifications had no effect on net loss.

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

2.   ACQUISITION OF PROPERTIES:
     --------------------------

     In May 2004, the Company acquired certain oil and gas properties from Venus Exploration Inc. ("Venus") for cash consideration of $3,230,000. The financial statements therefore reflect the revenue and other operating expenses associated with these properties since the date of acquisition. The purchase also provides for the Company to pay a net profits interest payable to the Venus Exploration Trust ("Trust"). During the three and six months ended February 28, 2005, the Company accrued $232,588 and $354,954, respectively, which is payable to the Trust based on the net profits interest agreement; however, the company does not anticipate that it will be required to pay this amount as the Company intends to drill additional wells in the future on the property subject to payout. Costs incurred in connection with additional drilling would reduce this liability; however, in the unlikely event the Company does not incur additional drilling costs, such amount would then be payable to the Trust. The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust.

3.   CONTINGENCY
     -----------

     We are currently in dispute with the operator of the Sun Fee #1, Sampson Lone Star L.P. ("Sampson"), concerning the pooling of certain lands into the production unit at Nome Field. The pooling of these lands in which the Company does not own an interest, comprises approximately 32% of the unit area, and may result in a reduction of working interest and net revenue interest, relative to production from the Sun Fee #1, attributable to the Company. If the current pooling were to stand, our working interest in the well would be reduced from 8.33% to 5.19%. The Company strongly believes that the lands in question are `Non-Productive', and therefore not eligible for pooling, based on all available geological, seismic, and existing well data. As a result of this dispute, we will vigorously pursue and defend our rights to our proportionate share of production and revenue from the Sun Fee #1 with all legal avenues and remedies available. For this reason, the Company has not signed any of the proposed production and revenue division orders, and has not received any revenue, attributable to the well, to date. If we undertake legal action against the operator relative to this issue, which we currently intend, it may result in all revenues attributable to the Sun Fee #1 well being held in suspense until the legal action is completed. If the outcome of the dispute results in the operator recognizing our working interest of 8.33%, the increased working interest could potentially result in increased revenue to the Company and increased net profits liability to Venus Exploration Trust, subject to the net profits interest agreement. The oil and gas receivable pertaining to the Sun Fee #1 well is approximately $1,011,000 at February 28, 2005.

     For the quarter ended February 28, 2005, we accrued approximately $512,000 in royalty and working interest revenues from the Sun Fee #1. As a result of the dispute with Sampson, revenues were accrued at the lower working interest percentage (5.19%) as stated by the operator.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto referred to in "Item 1. Financial Statements" of this Form 10-QSB.

Overview

     PYR Energy Corporation (referred to as "PYR," the "Company," "we," "us" and "our") is an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves. Our exploration activities are focused in select areas of the Rocky Mountains, Texas and Gulf Coast, Southeast Alberta, and in the San Joaquin Basin of California. We continue to focus our exploration efforts and advanced technical expertise on the pre-drill phases of our high potential exploration projects in the Rocky Mountain region.

Liquidity and Capital Resources

     Our primary sources of liquidity historically have been from placements of common stock and convertible notes, and to a much lesser extent, cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us, and our success in finding or acquiring additional reserves. At February 28, 2005, we had approximately $4,935,795 in working capital.

     During the quarter ended February 28, 2005, our capitalized costs for oil and gas properties increased by approximately $512,457. The increase reflects net costs incurred for undeveloped leasehold, drilling and completion, workover, geological and geophysical costs, delay rentals and other related direct costs with respect to our exploration and development prospects, which is further discussed in Capital Expenditures and Summary of Exploration Projects.

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

CAPITAL EXPENDITURES

     During the quarter ended February 28, 2005, we incurred approximately $570,865 of capital costs for our oil and gas properties. This amount includes costs associated with undeveloped leasehold, drilling and completion, workover, geological and geophysical costs, delay rentals, and other related direct costs with respect to our exploration and development prospects. Revenues from oil and gas production during the quarter were $1,195,671.

     We currently anticipate that we will participate in the drilling of up to six exploration wells during the calendar year ending December 31, 2005.However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. We anticipate spending a minimum of $3,000,000, possibly up to $7,000,000 million, on exploration and development activities during the calendar year ending December 31, 2005. In total, we hope to drill between 8 and 12 wells by the end of the calendar year, depending on rig availability.

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

PRODUCTION AND RESERVES

     For the quarter ended February 28, 2005, production averaged 1,865 Mcfe per day compared to 1,584 Mcfe per day for the quarter ended November 30, 2004. The 18% increase in average daily production was primarily due to a full quarter of production from the Sun Fee #1-ST, a well in the Nome Field that reached payout status in mid-October, 2004.

     Total proved reserves, at calendar year end (December 31, 2004), were 6.73 Bcfe based on external estimation. Estimated 'total proved' reserves increased by 22% when compared to estimates made at August 31, 2004, and by 41% when compared to the estimated 'total proved' reserves on May 31, 2004. The increase in 'total proved' reserves results from additions to the 'proved developed producing' and 'proved un-developed' classification attributable to several new discoveries resulting from drilling, primarily in South Texas. The external estimated 'total proved' reserves includes the addition of 'proved developed producing' reserves at the Sun Fee #1-ST well in Jefferson County, Texas, where the Company's working interest is currently under dispute with the operator of the well. Reserves for the well were estimated using the Company's claimed higher working interest of 8.33%. Reserve estimations using the operator's proposed working interest of 5.19%, currently being used to accrue revenue, results in a reduction of 'proved developed producing' reserves of 101 MMcfe giving 'total proved' reserves estimated at 6.63 Bcfe. Present value, discounted at 10%, for the 'total proved' reserves is estimated to be $14.49 million at December 31, 2004, compared to $6.94 million estimated at May 31, 2004. The 109% increase in estimated present value is attributable to higher product prices and increased reserves from drilling.


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

     In March 2004, we signed an Exploration Option Agreement with a subsidiary of Suncor Energy, Incorporated, covering our Rogers Pass exploration project. We currently control approximately 241,800 gross and 226,300 net leasehold acres in the Rogers Pass project. Pursuant to our agreement with the subsidiary of Suncor Energy, Suncor Energy Natural Gas America, Inc. ("SENGAI"), SENGAI has paid us a $500,000 option fee for a technical evaluation period of up to three months. On August 31, 2004 SENGAI exercised its option to drill an initial test well at Rogers Pass, and paid us $750,000 in the form of a prospect fee (received in September 2004).

     On March 11, 2005, drilling activities began at the Company's Rogers Pass Project in the Montana Foothills. The Suncor Energy Natural Gas America, Inc. #14063-12 Flesher Pass well, located approximately twenty-five miles northwest of Helena, Montana, will test a potential structural closure within the Montana Foothills trend. Anticipated target depth for the prospect is estimated to be approximately 14,500 feet. SENGAI will bear 100% of the costs of the well, to a depth sufficient to evaluate the Mississippian, to earn a 100% working interest in 100,000 acres of the project area. SENGAI will have the option to pay a second prospect fee of $1,250,000 and drill a second test well, to be spud by December 31, 2005. By paying this second prospect fee and bearing 100% of the costs of the second well, SENGAI will earn a 100% working interest in the remaining acreage within the project area. We will retain a 12.5% overriding royalty interest, subject to amortized recovery of gas plant and certain transportation costs, covering all earned acreage within the Rogers Pass project area.

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

     The agreement we entered into with two private companies ("the Participants") in December 2003 requires the Participants to drill the initial test well at the Mallard Prospect to earn part of our acreage position within a designated area of mutual interest. We currently control 4,160 net leasehold acres within the AMI. During the fiscal year ended 2004, the partners paid us approximately $450,000 in prospect fees and pro-rata development costs. The

Mallard well started drilling in mid-July and Intermediate casing was set to 9,735 feet in the Thaynes Formation. The Bureau of Land Management suspended drilling activities at Mallard, effective December 1, 2004, due to wildlife critical winter range restrictions. As a result, the well has been temporarily suspended and secured in compliance with applicable federal and state regulations, until the wildlife restrictions are lifted in mid - 2005. We are participating with a 5% working interest in the drilling of Mallard, and will be carried to casing point, at an estimated total depth of 15,500 feet, for an additional 23.75% working interest. After casing point, we will have a 28.75% working interest in the initial test well and all subsequent wells in the prospect.

     Cumberland Project. Drilling at the Cumberland prospect located within the Overthrust Belt of southwest Wyoming, started in early November 2004. The Cumberland #1-16 State well reached total drilling depth of 10,860 feet in the Nugget Sandstone. Based on preliminary log analysis, the Nugget zone of interest appears to be nonproductive, and the well will be plugged and abandoned. Further evaluation of the log data will be analyzed and studied to determine any remaining prospective targets within our 6,233 net leasehold area of mutual interest ("AMI"). PYR participated in the drilling of the well at a 10% working interest and was carried for an additional 22.5% working interest to casing point.

     Ryckman Creek Project. We have recently leased approximately 1,820 net acres, covering the majority of the abandoned Ryckman Creek field, in the Overthrust of southwestern Wyoming. Ryckman Creek, located 5 miles southwest of our Cumberland prospect, was discovered in 1975 and produced approximately 250 Bcfe prior to abandonment. We believe that significant remaining recoverable gas reserves were stranded in Ryckman Creek upon abandonment. We are currently analyzing production and geologic data to determine potential reserves in multiple zones, including the Twin Creek, Nugget, and Thaynes Formations, in the field. Due to winter activity restrictions, it is anticipated that a well may be drilled at Ryckman Creek in mid-2005, and, based on our analysis, we may decide to sell part of our 100% working interest in the project.

TEXAS AND GULF COAST EXPLORATION:

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

     Tortuga Grande prospect, located in east Texas, is a project to test the productivity of the Cotton Valley Sand section at depths ranging from 13,000 to 14,500 feet. Drilled originally in 1984 for deeper targets, the Brady #1 is the only deep well on the structure, and had shows in the Cotton Valley Sand, but was never fracture stimulated. Log analysis indicates that the well contains approximately 322 feet of potential pay greater than 8% porosity. The Brady #1, in which we have a 20% carried working interest, was re-entered and the middle Cotton Valley Sand section was fracture stimulated and tested. Results of the test were inconclusive and the partners continue to evaluate the test data. The partners may decide at a future date to drill another well to test the Cotton Valley within the project area. Should this occur, PYR would be responsible for 20% of the costs of any additional well. In all additional locations within the Tortuga Grande area of mutual interest, we will participate with a cost bearing 20% working interest. We currently control approximately 5,600 net leasehold acres within the project. It is anticipated that the partners will drill another test well at Tortuga Grande during the second calendar quarter of 2005. This proposed well will be approximately 1000 feet structurally high to the Brady #1 and should test a complete section of Cotton Valley Sand. The operator has built the location for the well, and is currently waiting on rig availability prior to commencing drilling activities, which are anticipated to begin within the next month or two.

     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. PYR owns a 1.5% overriding royalty interest with an additional 8.33% working interest, after project payout, in the project. Production in the Sun Fee #1 well, from the upper Yegua, was initiated in late May 2004, and over the past months, the well has averaged approximate production of 15MMcfe per day. Cumulative production since inception is in excess of 3.0 Bcfe through February 7, 2005. Payout on the Sun Fee #1 occurred on October 13th, 2004 and PYR is currently a working interest participant in the well. We and our partners control approximately 4,200 acres of gross leasehold acres in the project. PYR plans, in the near future, to submit a drilling operations AFE (Authorizaton for Expenditure) to the partners to drill, test and complete a well offsetting the current Sun Fee #1 location.

     We are currently in dispute with the operator of the Sun Fee #1, Sampson Lone Star L.P. ("Sampson"), concerning the pooling of certain lands into the production unit. The pooling of these lands in which the Company does not own an interest, comprises approximately 32% of the unit area, and may result in a reduction of working interest and net revenue interest, relative to production from the Sun Fee #1, attributable to the Company. If the current pooling were to stand, our working interest in the well would be reduced from 8.33% to 5.19%. The Company strongly believes that the lands in question are `Non-Productive', and therefore not eligible for pooling, based on all available geological, seismic, and existing well data. As a result of this dispute, we will vigorously pursue and defend our rights to our proportionate share of production and revenue from the Sun Fee #1 with all legal avenues and remedies available. For this reason, the Company has not signed any of the proposed production and revenue division orders, and has not received any revenue, attributable to the well, to date. If we undertake legal action against the operator relative to this issue, which we currently intend, it may result in all revenues attributable to the Sun Fee #1 well being held in suspense until the legal action is completed.

     For the quarter ended February 28, 2005, we accrued approximately $512,000 in royalty and working interest revenues from the Sun Fee #1. As a result of the dispute with Sampson, revenues were accrued at the lower working interest percentage (5.19%) as stated by the operator. The oil and gas receivable pertaining to the Sun Fee #1 well is approximately $1,011,000 at February 28, 2005. Both revenues and costs associated with the production from the Sun Fee #1, as well as the costs incurred on the Nome Project, are subject to the net profits interest agreement we hold with Venus Exploration Trust ("Trust"). The net profits interest agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. The amount of net profits interest liability recognized over time is subject to fluctuation, because both revenues and costs associated with production from any wells and other costs incurred on the designated exploration and exploitation project areas will increase or decrease over a given period of time. As of February 28, 2005, we accrued a net profits interest liability of $354,954 payable to the Trust.

     Madison prospect, located in the northern part of the Constitution Field, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The prospect involves sidetracking an existing cased hole updip to test multiple sand targets at a location offsetting, but significantly high to Doyle sand production from the Texaco #1 Doyle well within the field. The location is also offset to the Texaco #1 Sanders Gas Unit well, which tested the Doyle sand interval at a rate of 1,176 Bcf/d and 2.7 MMcf/d with no water. This well was subsequently plugged and abandoned in the Doyle interval and never produced from the zone. The Maness Gas Unit location represents a proved undeveloped location for Doyle sand, 183 feet structurally high to the equivalent produced zone in the Texaco Doyle #1 well. The current well has been drilled to total depth, production casing has been run, and the well is currently producing at a rate of approximately 5.00 MMcfe per day. We own a 0.5% overriding royalty interest that converts to a 12.5% working interest in the project after payout (which has not been reached) of the initial test well. The operator has converted an existing wellbore within the project area into a water disposal well, and is planning to drill an offset development well (Maness GU#2). The cost of the water disposal well will be covered under the payout account, and we will participate for 12.5% working interest in the drilling of this development well. It is anticipated that the offset well will begin drilling operations in May 2005, based on rig availability.

     Cotton Creek prospect, located in Jefferson County, Texas, is adjacent to the Nome project. The prospect is located approximately one mile west of the productive Sun Fee #1 well in the same structural fault block. PYR owns a 50% working interest in the project and controls with its partner approximately 500 acres of leasehold. It is anticipated that an initial test well will be drilled in 2005. PYR will retain approximately 25% working interest in the well and will farm-out the remainder of its interest to an industry partner.

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

     Bayou Duralde Project, located in Evangeline Parish, LA, is an exploration program to identify and drill potential gas reservoirs in Yegua/Cockfield channel complexes. PYR owns a 25% working interest in the project and controls, along with its partner, in excess of 3,000 net acres of leasehold. PYR will participate with a 15% cost bearing interest and farm-out the remainder of its working interest. It is anticipated that the initial test well at Bayou Duralde will begin drilling operations in early May 2005, contingent upon contracting an available drilling rig.

     In the Canadian River Project, located in Eastern Oklahoma, the Orbison #3-11, a Cromwell development well operated by Questar, started drilling in mid-March. PYR has a 28.98% WI in the well.

     Hansford Project, located in the Texas panhandle, is a development project at the southern end of the Houghton Embayment. Main producing horizons within the Hansford area include the upper and lower Morrow as well as the Chester. Purchased originally as part of the Venus Exploration acquisition, the Company has recently purchased additional working interest in two wells and associated undeveloped acreage at Hansford. Approximately 42% working interest in the Lackey #152-1 well and acreage, as well as 15% working interest in the Archer Trust well and acreage, were purchased for approximately $440,000. The Company believes that additional development drilling opportunities targeting gas are available on the un-developed acreage that was purchased at Hansford. The Company has submitted a drilling AFE, to partners, to drill a development well offsetting the Lackey #152-1. It is anticipated that this well will be drilled during the summer of 2005 based on rig availability.

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


CASH FLOW

The six months ended February 28, 2005 ("2005") compared with the six months ended February 29, 2004 ("2004").

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided (used) by operating activities was $1,435 and ($697,704) for the six months ended February 28, 2005 and February 29, 2004, respectively. A discussion of these and other items are presented below.

     Net income (loss). See discussion of net income (loss) in "Results of Operations" section below.

     Depreciation and amortization. Depreciation and amortization expense was $205,083 in 2005, compared to $81,924 in 2004. The 2005 expense includes $199,683 of depletion of oil and gas properties. There was no depletion expense from oil and gas properties in 2004, due to an impairment taken against our entire amortizable full cost pool at August 31, 2003, and accordingly, there were no costs to amortize; however, included in depreciation expense reported for 2004, is $75,642 of depreciation of Asset Retirement Obligation assets.

     Accrued interest converted into debt. For the six months ended 2005, accrued interest converted into debt was $166,611 compared to $158,577 for the six months ended 2004. Both amounts reflect interest accrued on the $6,000,000 convertible notes issued May 24, 2002.

     Accretion of asset retirement obligation. During the six months ended 2005 and 2004, accretion of unamortized discount of the Asset Retirement Obligation liability was $12,605 and $42,304, respectively. The prior year is higher because the estimated lives of the East Lost Hills properties escalated the accretion rate, while the current year includes properties (acquired from Venus Exploration Inc. in May 2004) with longer estimated lives, and hence a lower accretion rate.

     Stock options issued for director service. During the six months ended 2005 and 2004, stock options issued for director service were $15,248 and $0, respectively. The current year activity represents stock options issued to a former member of the Company's Board of Directors for services rendered.

     Accounts receivable. For the six months ended 2005 and 2004, accounts receivable increased $888,567 and $6,553, respectively. The increase in 2005 related principally to revenue receivables generated from the Sun Fee #1 well. See Note 3 to the financial statements regarding contingency on the Sun Fee #1 and further discussion below regarding the net profits interest liability associated with this well.

     Joint billings receivable. For the six months ended 2005 and 2004, joint billings receivable increased $109,373 and $0, respectively. The increase in 2005 relates principally to undeveloped leasehold costs the Company paid on behalf of its partners for certain projects. Billings to partners were made pursuant to participation agreements the Company has with its designated partners.

     Prepaid expenses and other. During the six months ended 2005, prepaid expenses increased $19,032, compared to an increase of $55,957 during the six months ended 2004. The increase in 2005 primarily reflects timing of payments. The increase in 2004 reflected higher Directors and Officers liability insurance premiums.

     Accounts payable. During the six months ended 2005, accounts payable and accruals increased $122,121, compared to a decrease of $72,184 during the six months 2004. The increase in the current year primarily resulted from the timing of payments. The decrease in 2004 reflected primarily decreased amounts due to the operator of the East Lost Hills wells.

     Net profits interest liability. During the six months ended 2005, the cumulative net profits interest liability increased $354,954, compared to $0 during the six months ended 2004. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The current year increase resulted from an accrued liability to the Trust for net profits accrued on the Sun Fee #1 well in the Nome Project.

     Accrued expenses. During the six months ended 2005 and 2004, accrued expenses increased $48,953 and decreased $33,748, respectively. The change in the current year primarily reflects an increase in accrued lease operating costs. The increase was partially offset by the conversion of accrued interest payable into convertible debt. The $6,000,000 4.99% convertible notes were issued on May 24, 2002. The decrease in 2004 relates to the conversion of accrued interest payable into convertible debt.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for oil and gas properties. During the six months ended 2005, we paid $1,659,181 for oil and gas properties, compared to $238,200, during the six months ended 2004. The increase in 2005 includes increased leasehold and lease rental activity, primarily in the Rocky Mountain and Gulf Coast regions, including the acquisition of additional working interest in the Hansford project for approximately $440,000, and costs associated with a saltwater disposal well conversion. The increase in 2004 relates to costs incurred on exploration projects in the California and the Rocky Mountain regions.

     Proceeds from sale of exploration options. During the year ended August 31, 2004, we signed an Exploration Option Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"), covering our Rogers Pass exploration project in the Foothills of west-central Montana. On August 31, 2004, SENGAI exercised its option to drill an initial test well and paid us $750,000 in the form of a prospect fee, which was received in September 2004. We received $0 in proceeds from the sale of exploration options during the six months ended February 29, 2004.

     Proceeds from sale of oil and gas properties. We received $25,000 in prospect fees from a private company in connection with our Madison project, as well as approximately $23,000 for the sale of a partial interest in our Bayou Duralde project during the six months ended February 28, 2005. We received $0 in proceeds from the sale of oil and gas properties during the six months ended February 29, 2004.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $0 for the six months ended 2005 and 2004, respectively.

Results of Operations

     The quarter ended February 28, 2005 ("2005") compared with the quarter ended February 29, 2004 ("2004").

     Operations during the quarter ended February 28, 2005 resulted in net income of $30,205 compared to a net loss of ($401,858) for the quarter ended February 29, 2004.

     Oil and Gas Revenues and Expenses. During the quarter ended February 28, 2005, we recorded $1,195,671 in total oil and gas revenues. Of this amount, we recorded $553,457 from the sale of 81,655 mcf of natural gas for an average price of $6.78 per mcf, and $642,214 from the sale of 14,369 bbls of hydrocarbon liquids for an average price of $44.69 per bbl. During the quarter ended February 29, 2004, we recorded $44,376 in total oil and gas revenues. Of this amount, we recorded $32,782 from the sale of 7,113 mcf of natural gas for an average price of $4.61 per mcf and $11,594 from the sale of 398 bbls of hydrocarbon liquids for an average price of $29.13 per barrel. 2005 revenues increased largely due to the acquisition of properties from Venus Exploration Inc. in May 2004 and subsequent drilling results, while 2004 revenues related wholly to the Company's interest in East Lost Hills in California. Lease operating expenses during the quarters ended 2005 and 2004, respectively, were $203,153 and $21,681.

     Accretion Expense. We recorded $6,307 and $21,152, respectively, for the quarters ended 2005 and 2004, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The prior quarter is higher because the estimated lives of the East Lost Hills properties escalated the accretion rate, while the current quarter includes properties (acquired from Venus Exploration Inc. in May 2004) with longer estimated lives, and hence a lower accretion rate.

     Net Profits Interest Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. For the quarter ended February 28, 2005, we accrued net profits interest expense of $232,588 in connection with net profits realized for the Sun Fee #1 well for the quarter ended February 28, 2005. For the quarter ended February 29, 2004, there was no net profits interest expense recognized.

     Depreciation, Depletion and Amortization. We recorded $167,046 and $41,804, respectively, in depreciation, depletion and amortization expense for the quarters ended 2005 and 2004. Of these amounts, we recorded $164,861 and $0, respectively, in depreciation, depletion and amortization of oil and gas properties for the quarters ended 2005 and 2004, respectively. The 2005 increase was attributable to the properties acquired from Venus Exploration, Inc. in May 2004, which increased the amount of oil and gas production, and an increase in the amortizable oil and gas asset base due to increased future development costs. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the quarter ended February 29, 2004, due to an impairment taken against our entire amortizable full cost pool at August 31, 2003, and accordingly, there were no costs to amortize; however, included in depreciation expense reported for 2004, is $37,821 of depreciation of Asset Retirement Obligation assets. We recorded $2,185 and $3,983 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended 2005 and 2004, respectively.

     General and Administrative Expenses. General and administrative expenses during the quarters ended 2005 and 2004 were $497,669 and $285,442, respectively. The increase principally reflects an increase in salaries as a result of hiring additional personnel and costs incurred related to the implementation of a new computer system, both of which resulted from the acquisition of properties from Venus Exploration Inc. in May 2004.

     Interest Income. We recorded $24,833 and $5,041 in interest income for the quarters ended 2005 and 2004, respectively. The increase was due to interest on the funds received from the private placement of our common stock in May 2004.

     Interest Expense. During the quarters ended 2005 and 2004, we recorded interest expense of $84,342 and $81,196, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding 4.99% convertible notes due on May 24, 2009. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our February 28, 2005 and August 31, 2004 consolidated balance sheets.

     The six months ended February 28, 2005 ("2005") compared with the six months ended February 29, 2004 ("2004").

     Operations during the six months ended February 28, 2005 resulted in net income of $91,237 compared to a net loss of ($763,660) for the six months ended February 29, 2004.

     Oil and Gas Revenues and Expenses. During the six months ended February 28, 2005, we recorded $2,278,181 in total oil and gas revenues. Of this amount, we recorded $999,441 from the sale of 144,712 mcf of natural gas for an average price of $6.91 per mcf, and $1,278,740 from the sale of 28,347 bbls of hydrocarbon liquids for an average price of $45.11 per bbl. During the six months ended February 29, 2004, we recorded $84,394 in total oil and gas revenues. Of this amount, we recorded $63,500 from the sale of 14,600 mcf of natural gas for an average price of $4.35 per mcf and $20,894 from the sale of 799 bbls of hydrocarbon liquids for an average price of $26.15 per barrel. 2005 revenues increased largely due to the acquisition of properties from Venus Exploration Inc. in May 2004 and subsequent drilling results, while 2004 revenues related wholly to the Company's interest in East Lost Hills in California. Lease operating expenses during the six months ended 2005 and 2004, respectively, were $483,729 and $36,952.

     Accretion Expense. We recorded $12,607 and $42,604, respectively, for the six months ended 2005 and 2004, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The six months ended 2004 is higher because the estimated lives of the East Lost Hills properties escalated the accretion rate, while the six months ended 2005 includes properties (acquired from Venus Exploration Inc. in May 2004) with longer estimated lives, and hence a lower accretion rate.

     Net Profits Interest Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The net profits interest agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. For the six months ended February 28, 2005, we accrued net profits interest expense of $354,954, in connection with net profits realized for the Sun Fee #1 well for the six months ended February 28, 2005. For the six months ended February 29, 2004, there was no net profits interest expense recognized.

     Depreciation Depletion and Amortization. We recorded $205,083 and $81,924, respectively, in depreciation, depletion and amortization expense for the six months ended 2005 and 2004. Of these amounts, we recorded $199,683 and $0, respectively, in depreciation, depletion and amortization expense from oil and gas properties for the six months ended 2005 and 2004. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the six months ended 2004, due to an impairment taken against our entire amortizable full cost pool at August 31, 2003, and accordingly, there were no costs to amortize; however, included in depreciation expense reported for the six months ended 2004, is $75,642 of depreciation of Asset Retirement Obligation assets. The 2005 increase was attributable to the properties acquired from Venus Exploration, Inc. in May 2004, which increased the amount of oil and gas production, and an increase in the amortizable oil and gas asset base due to increased future development costs. We recorded $5,400 and $6,282 in depreciation expense associated with capitalized office furniture and equipment during the six months ended 2005 and 2004, respectively.

     General and Administrative Expenses. General and administrative expenses during the quarters ended February 28, 2005 and 2004 were $1,009,056 and $536,932, respectively. The increase principally reflects an increase in salaries as a result of hiring additional personnel and an increase in audit and legal fees, both of which resulted from the acquisition of properties from Venus Exploration, Inc. in May 2004.

     Interest Income. We recorded $45,132 and $10,608 in interest income for the six months ended 2005 and 2004, respectively. The increase was due to interest on the funds received from the private placement of our common stock in May 2004.

     Interest Expense. During the six months ended 2005 and 2004, we recorded interest expense of $167,675 and $160,550, respectively. The interest expense for each year is associated with the sale of outstanding 4.99% convertible notes due on May 24, 2009. The Company elected to add $166,611 and $158,577 of accrued interest to the balance of the debt for the six months ended 2005 and 2004, respectively. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our February 28, 2005 and August 31, 2004 consolidated balance sheets.

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

                                    PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

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


       Signatures                           Title                      Date
       ----------                           -----                      ----


/s/ D. Scott Singdahlsen     President, Chief Executive Officer   April 14, 2005
------------------------     and Principal Financial Officer
D. Scott Singdahlsen