Form 10QSB
period 2005-05-31
PYR ENERGY CORP
filed 2005-07-15
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of May 31, 2005 is as follows:

           $.001 Par Value Common Stock                31,625,259

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................ 3

              Balance Sheets - May 31, 2005 (Unaudited) and August 31, 2004 .. 3

              Statements of Operations - Three Months and Nine Months Ended
              May 31, 2005 and May 31, 2004 (Unaudited)....................... 4

              Statements of Cash Flows - Nine Months Ended May 31, 2005
              and May 31, 2004 (Unaudited).................................... 5

              Notes to Financial Statements................................... 6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................... 9

     Item 3. Controls and Procedures..........................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....19

     Item 3.  Defaults Upon Senior Securities.................................19

     Item 4.  Submission of Matters to a Vote of Security Holders.............19

     Item 5.  Other Information...............................................19

     Item 6.  Exhibits .......................................................19


Signatures....................................................................20


                                             PART I
ITEM 1. FINANCIAL STATEMENTS

                                     PYR ENERGY CORPORATION
                                   CONSOLIDATED BALANCE SHEETS

                                                                       May 31,       August 31,
                                                                        2005            2004
                                                                    (Unaudited)
                                                                    ------------    ------------
                            ASSETS
CURRENT ASSETS
   Cash                                                             $  3,971,213    $  6,038,156
   Oil and gas receivables                                             2,227,978         477,176
   Other receivables                                                     131,060            --
   Exploration option receivable                                            --           750,000
   Prepaid expenses and other assets                                      88,419         102,239
                                                                    ------------    ------------
      Total Current Assets                                             6,418,670       7,367,571
PROPERTY AND EQUIPMENT, at cost
   Oil and gas properties, full cost method                           41,041,767      38,146,298
   Furniture and equipment                                               149,308         138,699
                                                                    ------------    ------------
                                                                      41,191,075      38,284,997
   Less accumulated depreciation, depletion, amortization and
   impairment                                                        (29,859,607)    (29,406,910)
                                                                    ------------    ------------
   Property and equipment, net                                        11,331,468       8,878,087
OTHER ASSETS
   Deferred financing costs and other assets                              62,679          65,070

                                                                    ------------    ------------
                                                                    $ 17,812,817    $ 16,310,728
                                                                    ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade                                          $    699,027    $     83,042
   Accrued liabilities                                                   404,417         354,400
   Net profits interest liability                                        638,545            --
   Asset retirement obligation                                           868,163         868,163
                                                                    ------------    ------------
      Total Current Liabilities                                        2,610,152       1,305,605
                                                                    ------------    ------------
LONG TERM LIABILITIES

   Convertible notes                                                   6,957,979       6,623,351
   Asset retirement obligation                                           319,257         289,489
                                                                    ------------    ------------
      Total Long Term Liabilities                                      7,277,236       6,912,840
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares;
            Issued and outstanding - none
   Common stock, $.001 par value; authorized 75,000,000 shares;
            Issued and outstanding - 31,625,259 at 5/31/05 and
            31,564,426 shares at 8/31/04                                  31,625          31,564
   Capital in excess of par value                                     43,278,211      43,221,391
   Accumulated deficit                                               (35,384,407)    (35,160,672)
                                                                    ------------    ------------
                                                                       7,925,429       8,092,283
                                                                    ------------    ------------
                                                                    $ 17,812,817    $ 16,310,728
                                                                    ============    ============


                  See accompanying notes to Consolidated Financial Statements.


                                           PYR ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                   Three Months    Three Months    Nine Months     Nine Months
                                                      Ended           Ended           Ended           Ended
                                                    5/31/2005       5/31/2004       5/31/2005       5/31/2004
                                                   ------------    ------------    ------------    ------------

REVENUES
Oil and gas revenues                               $  1,637,202    $    184,551    $  3,915,383    $    268,945
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES

   Lease operating expenses                             283,851          77,958         767,580         114,910
   Impairment, dry hole, and abandonments               579,792            --           579,792            --
   Depreciation and amortization                        247,614          43,955         452,697         125,879
   Asset retirement obligation accretion expense          3,500          27,858          16,107          70,162
   Net profits interest expense                         283,591            --           638,545            --
   General and administrative                           487,854         350,377       1,496,910         887,309
                                                   ------------    ------------    ------------    ------------
                                                      1,886,202         500,148       3,951,631       1,198,260
                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (249,000)       (315,597)        (36,248)       (929,315)

OTHER INCOME (EXPENSE)
   Interest income                                       26,045           4,921          71,177          15,529
   Other income (expense)                                (5,660)          1,020          (4,632)          1,020
   Interest (expense)                                   (86,358)        (82,234)       (254,033)       (242,784)
                                                   ------------    ------------    ------------    ------------
                                                        (65,973)        (76,293)       (187,488)       (226,235)
                                                   ------------    ------------    ------------    ------------

NET LOSS                                           $   (314,973)   $   (391,890)   $   (223,736)   $ (1,155,550)
                                                   ============    ============    ============    ============

NET LOSS PER COMMON
SHARE -BASIC AND DILUTED                                  (0.01)          (0.02)          (0.01)          (0.05)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                   31,616,772      24,930,795      31,582,213      24,114,161
                                                   ============    ============    ============    ============


                         See accompanying notes to Consolidated Financial Statements


                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                       5/31/2005      5/31/2004
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $  (223,736)   $(1,155,550)
Adjustments to reconcile net loss to
net cash used by operating activities
   Depreciation and amortization                          452,697        125,879
   Impairment, dry hole and abandonments                  579,792           --
   Accretion of asset retirement obligation                16,107         70,162
   Amortization of financing costs                          2,391          2,390
   Interest converted to debt                             334,628        319,376
   Stock options granted for director services             15,248           --
Changes in assets and liabilities
   (Increase) in accounts receivable                   (1,884,704)      (328,787)
   (Increase) decrease in prepaid and other assets         16,662        (51,382)
   Increase in accounts payable and accrued
      liabilities                                         189,429         88,891
   Increase in net profits liability                      638,545           --
   Other                                                     --          (10,000)
                                                      -----------    -----------
Net cash provided (used) by operating activities          137,059       (939,021)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for furniture and equipment       (10,609)        (3,161)
   Capital expenditures for oil and gas properties     (3,034,306)    (3,887,304)
   Proceeds from exercise of exploration options          750,000        500,000
   Proceeds from sale of oil and gas properties            49,280        186,014
                                                      -----------    -----------
Net cash used in investing activities                  (2,245,635)    (3,204,451)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                        --        4,430,269
   Proceeds from exercise of stock options                 41,633         12,084
                                                      -----------    -----------
Net cash provided by financing activities                  41,633      4,442,353
                                                      -----------    -----------

NET (DECREASE) INCREASE IN CASH                        (2,066,943)       298,881


CASH, BEGINNING OF PERIOD                               6,038,156      3,657,938

                                                      -----------    -----------
CASH, END OF PERIOD                                   $ 3,971,213    $ 3,956,819
                                                      ===========    ===========


          See accompanying notes to Consolidated Financial Statements.

                                        5

                             PYR ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                                  May 31, 2005
                                   (Unaudited)


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the operating results for the entire year.

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

     The Company's financial statements are based on a number of significant estimates, including recoverability of receivables, selection of the useful lives for property and equipment, timing and costs associated with its retirement obligations and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.

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

     Loss Per Share - Basic loss per common share is computed by dividing net loss attributed to common stock by the weighted average number of common shares outstanding during each period. Diluted loss per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible equity instruments, such as convertible notes payable, stock options and warrants. Dilutive loss per share for the quarters ended and nine month period ended May 31, 2005 and 2004 equal basic loss per common share as the effect of convertible equity instruments would be anti-dilutive.

     Share Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net loss and loss per share for the periods ended May 31, 2005 and May 31, 2004 would have been increased to the pro forma amounts indicated below:

                                   Three          Three           Nine           Nine
                                   Months         Months         Months         Months
                                   Ended          Ended          Ended          Ended
                                 5/31/2005      5/31/2004      5/31/2005      5/31/2004
                                -----------    -----------    -----------    -----------
Net loss as reported            $  (314,973)   $  (391,890)   $  (223,736)   $(1,155,550)

Deduct: stock-based
   compensation costs
   under SFAS No. 123               (82,839)      (184,070)      (248,517)      (479,134)
                                -----------    -----------    -----------    -----------

Pro forma net loss              $  (397,812)   $  (575,960)   $  (472,253)   $(1,634,684)
                                ===========    ===========    ===========    ===========

Pro forma basic and diluted
  net loss per share:
   As reported                  $     (0.01)   $     (0.02)   $     (0.01)   $     (0.05)

   Pro forma                    $     (0.01)   $     (0.02)   $     (0.01)   $     (0.06)


     Reclassification - Certain reclassifications have been made to the May 31, 2004 financial statements to conform to May 31, 2005 presentation. Such reclassifications had no effect on net loss.

     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective the first reporting period beginning after August 31, 2006. Due to the recent adoption of SFAS No. 123(R), the Company has not determined the future impact on its financial statements; however, it will result in additional future financial reporting expense to the Company when implemented which the Company believes will be somewhat comparable to the proforma amounts presented in the Share Based Compensation table above.

2.   OIL AND GAS PROPERTIES:
     -----------------------

     In May 2004, the Company acquired certain oil and gas properties from Venus Exploration Inc. ("Venus") for cash consideration of $3.2 million. The financial statements therefore reflect the revenue and other operating expenses associated with these properties since the date of acquisition. The purchase also provides for the Company to pay a net profits interest payable to the Venus Exploration Trust ("Trust"). The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust.

     As of May 31, 2005, the Company accrued approximately $639,000 net profits interest expense which is payable to the Trust based on the net profits interest agreement.

     The Company decided to cease future expenditures on its Canadian properties and projects and to abandon its Canadian full cost pool projects. In accordance to the full cost pool accounting, the Company's Canadian and U.S. projects are accounted for in separate pools. As a result of the decision to abandon the Canadian full cost pool, the Company wrote-off its investment in its Canadian full cost pool and recognized a non-cash impairment expense of approximately $580,000 during the three month period ended May 31, 2005.

3.   CONVERTIBLE NOTES PAYABLE:
     --------------------------

     In May 2002, the Company sold 4.99% convertible promissory notes due May 2009 in the aggregate principal amount of $6.0 million. The notes are convertible, together with accrued interest, into shares of the Company's common stock at the rate of $1.30 per share, at the option of the holder. No beneficial interest has been accrued to the notes, as the conversion price approximates the fair market value of the common shares as of the transaction date. Interest is payable semiannually in May and November.

     At the option of the Company, accrued interest can be paid in cash or added to the principal amount of the notes. At November 24, 2004 and May 24, 2005, the Company elected to add accrued interest of approximately $167,000 and $168,000, respectively, to the balance of the notes. As of May 31, 2005, the balance of the notes is approximately $7.0 million.

4.   STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION:
     -------------------------------------------------

                                                             For nine months
                                                              ended May 31,
                                                             2005       2004
                                                           --------   --------
     Non-cash investing and financing activities:
       Increase in asset retirement obligation             $ 13,661   $169,874
       Net increase in payables for capital expenditures    475,000       --
       Debt issued for interest                             334,628    319,376


5.   CONTINGENCY
     -----------

     We are currently in dispute with the operator of the Sun Fee #1, Sampson Lone Star L.P. ("Sampson"), concerning the pooling of certain lands into the production unit at Nome Field. The pooling of these lands in which the Company does not own an interest, comprises approximately 32% of the unit area, and may result in a reduction of working interest and net revenue interest, relative to production from the Sun Fee #1, attributable to the Company. If the current pooling were to stand, our working interest in the well would be reduced from 8.33% to 5.19%. The Company strongly believes that the lands in question are `Non-Productive', and therefore not eligible for pooling, based on all available geological, seismic, and existing well data. As a result of this dispute, we will vigorously pursue and defend our rights to our proportionate share of production and revenue from the Sun Fee #1 with all legal avenues and remedies available. For this reason, the Company has not signed any of the proposed production and revenue division orders and had not received any revenue, attributable to the well, as of May 31, 2005. (See paragraph below concerning payment subsequent to May 31, 2005.) If the operator recognizes our working interest of 8.33%, the increased working interest could potentially result in increased revenue to the Company and increased net profits interest liability to Venus Exploration Trust, subject to the net profits interest agreement (see Note
     2).

     As of May 31, 2005, the Company had accrued approximately $1.6 million in royalty and working interest revenues from the Sun Fee #1. As a result of the dispute with Sampson, revenues were accrued at the lower working interest percentage (5.19%) as stated by the operator. Subsequent to May 2005, the Company received approximately $1.4 million of net revenues attributable to the well at the lower working interest percentage for production months of October 2004 through April 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto referred to in "Item 1. Financial Statements" of this Form 10-QSB.

Overview

     PYR Energy Corporation (referred to as "PYR," the "Company," "we," "us" and "our") is an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves. Our exploration activities are focused in select areas of the Rocky Mountains, Texas and Gulf Coast. We continue to focus our exploration efforts and advanced technical expertise on the pre-drill phases of our high potential exploration projects in the Rocky Mountain region.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity historically have been from placements of common stock and convertible notes, and to a much lesser extent, cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us, and our success in finding or acquiring additional reserves. At May 31, 2005, we had approximately $3.8 million in working capital.

     As of May 31, 2005, we had cash of approximately $4.0 million, compared to approximately $6.0 million as of August 31, 2004. We principally funded operations and capital expenditures for the nine month period ended May 31, 2005, using (a) $2.0 million of cash on hand at August 31, 2004 and (b) proceeds from the exercise of exploration options, the sale of oil and gas properties and the exercise of stock options. Capital expenditures for oil and gas exploitation activities total approximately $3.0 million for the nine month period ended May 31, 2005 compared with approximately $3.9 million for the same period in 2004. See "Capital Expenditures" and "Summary of Exploration Projects" below for further discussion regarding our current exploitation activities.

     Net cash provided by operating activities was approximately $137,000 during the nine month period ended May 31, 2005, compared to approximately $1.0 million of net cash used by operating activities during the same period in 2004. The increase in cash provided by operations is attributed to new revenues net of operating expenditures added from the acquisition of producing properties from Venus in 2004 and new wells drilled. The increase in net operating revenues from oil and gas properties was offset, in part, by an increase in general and administrative expenses.

     Net cash used in investing activities decreased from approximately $3.2 million for the nine month period ended May 31, 2004 to approximately $2.2 million for the same period in 2005. Investing activities for the nine month period ended May 31, 2005 consist principally of oil and gas property exploration and development costs and lease acquisition costs which were reduced, in part, by proceeds received from the sale of oil and gas properties and proceeds received from the exercise of an exploration option. Investing activities for the nine month period ended May 31, 2004 was principally comprised of acquisition costs associated with the purchase of the Venus properties offset, in part, from the sale of oil and gas properties and proceeds received from the exercise of exploration options.

     Net cash flows provided by financing activities totaled approximately $42,000 for the nine period ended May 31, 2005 compared with approximately $4.4 million for the same period in 2004. The financing activities for the nine month period in 2005 consisted principally of proceeds received from the exercise of stock options. Financing activities for the same period in 2004 consisted principally of funds received from the sale of common stock.

     In May 2002, the Company sold 4.99% convertible promissory notes due May 2009 in the aggregate principal amount of $6.0 million (the "Convertible Notes"). The Convertible Notes are convertible, together with accrued interest, into shares of the Company's common stock at the rate of $1.30 per share, at the option of the holder.

     At the option of the Company, accrued interest can be paid in cash or added to the principal amount of the notes. At November 24, 2004 and May 24, 2005, the Company elected to add interest of approximately $167,000 and $168,000, respectively, to the balance of the Convertible Notes.

     Pursuant to requirements of the American Stock Exchange, we are requesting at our annual meeting to be held on August 8, 2005 that our stockholders approve the issuance, in connection with conversion of the Convertible Notes, of up to 1,780,702 shares. These shares would be available for the payment of interest by the Company to the extent that the Company elects to finance the Convertible Notes' interest expense by increasing the principal amount of the Convertible Notes and the Convertible Notes are subsequently converted to shares of the Company's common stock. If this proposal is not approved, the Company may be required to pay in cash a portion of the interest expense incurred on the Convertible Notes and would be limited as to how much interest could be financed through the increase of Convertible Note principal.

     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. We currently have cash of approximately $4.0 million. As discussed in this report, we currently intend to further develop our business by commencing or increasing our involvement in a variety of projects, all of which require substantial capital. We currently have not secured an additional line of credit available for these projects, nor have we identified sources of funding for these projects. Further, we have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

CAPITAL EXPENDITURES

     During the quarter ended May 31, 2005, we incurred approximately $1.4 million of capital costs for our oil and gas properties. This amount includes costs associated with undeveloped leasehold, drilling and completion, workover, geological and geophysical costs, delay rentals, and other related direct costs with respect to our exploration and development prospects.

     We currently are participating in the drilling of two exploration wells and anticipate that we may participate in the drilling of up to four additional exploration wells during the calendar year ending December 31, 2005. We also anticipate drilling up to five developmental wells by the end of the calendar year ending December 31, 2005. To date, two development wells in Oklahoma have been drilled and completed, and two additional development wells in Texas have been proposed and approved for drilling prior to calendar year end. However, there can be no assurance that any of these wells will be drilled and, if drilled, that any of these wells will be successful. We anticipate spending a minimum of $3.0 million, possibly up to $7.0 million, on exploration and development activities during the calendar year ending December 31, 2005.

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

PRODUCTION AND RESERVES

     For the quarter ended May 31, 2005, net production totaled 17,482 barrels of oil and 104,033 Mcf of natural gas or 208,925 Mcfe compared to 12,615 barrels of oil and 81,655 Mcf of natural gas (157,343 Mcfe) for the quarter ended February 28, 2005, resulting in a 33% increase in net production quarter to quarter. Average daily production for the quarter ended May 31, 2005 increased 30% to 2,271 Mcfe per day from 1,748 Mcfe per day for the previous quarter. The increases in net and daily production was primarily due to continued strong production at the Nome field and production from the Maness GU #1 well in the Constitution field, in which the Company gained a 12.5% working interest upon reaching payout of the well during the quarter. As of May 31, 2005, current Company net production is in excess of 2,400 Mcfe per day.

     Estimated total proved reserves, at calendar year end (December 31, 2004), were 6.73 Bcfe based on external estimation. Estimated 'total proved' reserves at December 31, 2004 increased by 22% when compared to estimates made at August 31, 2004, and by 41% when compared to the estimated 'total proved' reserves on May 31, 2004. The increase in 'total proved' reserves results from additions to the 'proved developed producing' and 'proved undeveloped' classification attributable to several new discoveries resulting from drilling, primarily in South Texas. The external estimated 'total proved' reserves includes the addition of 'proved developed producing' reserves at the Sun Fee #1-ST well in Jefferson County, Texas, where the Company's working interest is currently under dispute with the operator of the well. Reserves for the well were estimated using the Company's claimed higher working interest of 8.33%. Reserve estimations using the operator's proposed working interest of 5.19%, currently being used to accrue revenue, results in a reduction of 'proved developed producing' reserves of 101 MMcfe giving 'total proved' reserves estimated at
6.63 Bcfe. Present value, discounted at 10%, for the 'total proved' reserves is estimated to be $14.49 million at December 31, 2004, compared to $6.94 million estimated at May 31, 2004. The 109% increase in estimated present value is attributable to higher product prices and increased reserves from drilling.

SUMMARY OF EXPLORATION PROJECTS

     Our exploration activities are focused primarily in select areas of the Rocky Mountains, Texas and the Gulf Coast. Advanced seismic imaging of the structural and stratigraphic complexities common to these regions provides us with the enhanced ability to identify significant oil and gas reserve potential. A number of these projects offer multiple drilling opportunities with individual wells having the potential of encountering multiple reservoirs.

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

     On March 11, 2005, drilling activities began at the Company's Rogers Pass Project in the Montana Foothills. The Suncor Energy Natural Gas America, Inc #14063-12 Flesher Pass well, located approximately twenty-five miles northwest of Helena, Montana, will test a potential structural closure within the Montana Foothills trend. Anticipated target depth for the prospect is estimated to be approximately 16,000 feet. SENGAI will bear 100% of the costs of the well, to a depth sufficient to evaluate the Mississippian, to earn a 100% working interest in 100,000 acres of the project area. SENGAI will have the option to pay a second prospect fee of approximately $1.3 million and drill a second test well, expected to be spud by December 31, 2005. By paying this second prospect fee and bearing 100% of the costs of the second well, SENGAI will earn a 100% working interest in the remaining acreage within the project area. We will retain a 12.5% overriding royalty interest, subject to amortized recovery of gas plant and certain transportation costs, covering all earned acreage within the Rogers Pass project area.

     The Flesher Pass well has reached total drilling depth of approximately 16,000 feet and is currently being evaluated. Due to the frontier wildcat nature of this project, extensive drilling and evaluation of results will be required to determine the economic viability of the project. As such, the Company will not release nor comment on any preliminary drilling results until SENGAI, the project operator, reaches a conclusion on the viability of the project. The evaluation process for the project will take an undetermined amount of time to analyze and complete.

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

     The agreement we entered into with two private companies ("the Participants") in December 2003 requires the Participants to drill the initial test well at the Mallard Prospect to earn part of our acreage position within a designated area of mutual interest. We currently control 4,160 net leasehold acres within the AMI. During the fiscal year ended 2004, the partners paid us approximately $450,000 in prospect fees and pro-rata development costs. The Mallard well started drilling in mid-July and intermediate casing was set to 9,735 feet in the Thaynes Formation. The Bureau of Land Management suspended drilling activities at Mallard, effective December 1, 2004, due to wildlife critical winter range restrictions. As a result, the well was temporarily suspended and secured in compliance with applicable federal and state regulations, until the wildlife restrictions are lifted in mid - 2005. A drilling rig has been contracted, and it is anticipated that the well will be re-entered in mid-August 2005, and drilled to a location that geological analysis has suggested is more structurally advantageous to test the southern end of the Whitney Canyon Field. PYR will participate in the drilling activity with a 28.75% cost-bearing working interest. The Company will also participate in the acquisition of approximately 20 square miles of 3-D seismic data over the Mallard prospect to help delineate additional drilling opportunities.

     Cumberland Project. Drilling at the Cumberland prospect located within the Overthrust Belt of southwest Wyoming, started in early November 2004. The Cumberland #1-16 State well reached total drilling depth of 10,860 feet in the Nugget Sandstone. Based on log analysis, the Nugget zone of interest was nonproductive and the well has been plugged and abandoned. As a result, PYR has included the abandoned well and acreage costs in its full cost pool depletable asset base in accordance with U.S. GAAP rules.

     Ryckman Creek Project. We have leased approximately 1,820 net acres, covering the majority of the abandoned Ryckman Creek field, in the Overthrust of southwestern Wyoming. Ryckman Creek, located 5 miles southwest of our Cumberland prospect, was discovered in 1975 and produced approximately 250 Bcfe prior to abandonment. We believe that significant remaining recoverable gas reserves were stranded in Ryckman Creek upon abandonment. We are currently analyzing production and geologic data to determine potential reserves in multiple zones, including the Twin Creek, Nugget, and Thaynes Formations, in the field. Due to rig availability timing, it is anticipated that re-development of the Ryckman Creek project will not occur until sometime in 2006.

TEXAS AND GULF COAST EXPLORATION:

     In May 2004, we acquired interests from Venus Exploration, Inc. ("Venus") in certain producing properties with estimated proved reserves of 4.784 Bcfe for approximately $3.3 million (excluding acquisition expenses and subject to retention, by the Venus Exploration Trust, of a net profits interest covering the non-productive exploration projects). This equates to $0.67 per Mcf, with a PV-10 value of $6.94 million. The net profits interest that we are required to pay to the Trust, which applies only to the exploration and exploitation projects on the Venus acreage acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. Venus was in Chapter 11 Bankruptcy, and we acquired the properties through public auction as approved by the United States Bankruptcy Court. To finance the purchase, we primarily used existing cash reserves and a portion of the proceeds from a private placement of common stock.

     Oil and gas interests acquired from Venus include producing oil and gas properties, exploitation drilling projects, and exploration acreage. The assets acquired include interests in 80 non-operated wells in Utah, Oklahoma and Texas.

     In Texas, we have interests in three projects that were drilled and completed during the summer of 2004. Two of the three wells, the Nome and Madison Prospects, were completed as producers and are currently flowing to sales lines. Having reached payout, these two successful projects are subject to a 50% net profits interest payable to the Venus Exploration Trust.

     Tortuga Grande prospect, located in east Texas, is a project to test the productivity of the Cotton Valley Sand section at depths ranging from 13,000 to 14,500 feet. Drilled originally in 1984 for deeper targets, the Brady #1 is the only deep well on the structure, and had shows in the Cotton Valley Sand, but was never fracture stimulated. Log analysis indicates that the well contains approximately 322 feet of potential pay greater than 8% porosity. The Brady #1 well, recompleted last summer, tested a combination of gas and water during the re-entry and fracture stimulation of the Cotton Valley Sand section. PYR was carried for 20% working interest in the Brady re-entry. On June 7, 2005, drilling activity began on a second well in the Tortuga Grande project. The Chisum #1 well, operated by Carrizo Oil and Gas Inc, is projected to a target depth of approximately 14,000 feet, and is designed to test a potentially thicker section of Cotton Valley Sand in a more favorable structural position to the Brady #1 well. PYR exercised its rights to acquire additional working interest in the prospect, and has increased its participation in the well to 28.57% working interest. We currently control approximately 5,600 net leasehold acres within the project.

     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. PYR owns a 1.5% overriding royalty interest with an additional 8.33% working interest, after project payout, in the project. Production in the Sun Fee #1 well, from the upper Yegua, was initiated in late May 2004, and the well began averaging approximate production of 19MMcfe per day beginning in early June 2005. Cumulative production since inception is in excess of 5.2 Bcfe through mid-June, 2005. Payout on the Sun Fee #1 occurred on October 13th, 2004 and PYR is currently a working interest participant in the well. We and our partners control approximately 4,200 acres of gross leasehold acres in the project. A drilling AFE has been circulated and approved for the drilling of a well (Tindall #1) offsetting by approximately 1600 feet, the Sun Fee GU #1-ST. It is anticipated that this development well will be drilled in late summer 2005. PYR believes this offset well could be as productive as the Sun Fee #1 and our working interest in the Tindall #1 is 77.08%.

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

     As a result of the dispute with Sampson, revenues were paid at the lower working interest percentage (5.19%) as stated by the operator. As of June 30, 2005 PYR has been paid nearly $1.4 million on the Sun Fee #1 and has attained regular pay status, but only with respect to the lower working interest percentage. Both our revenues and costs associated with the production from the Sun Fee #1, as well as our costs incurred on the Nome Project, are subject to the net profits interest agreement we hold with Venus Exploration Trust ("Trust"). The net profits interest agreement arose out of our acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. The amount of net profits interest liability recognized over time is subject to fluctuation, because both revenues and costs associated with production from any wells and other costs incurred on the designated exploration and exploitation project areas will increase or decrease over a given period of time. As of May 31, 2005, we had accrued a net profits interest liability of $639,000 payable to the Trust.

     Madison prospect, located in the northern part of the Constitution Field, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The prospect involves sidetracking an existing cased hole updip to test multiple sand targets at a location offsetting, but significantly high to Doyle sand production from the Texaco #1 Doyle well within the field. The location is also offset to the Texaco #1 Sanders Gas Unit well, which tested the Doyle sand interval at a rate of 1,176 Bcf/d and 2.7 MMcf/d with no water. This well was subsequently plugged and abandoned in the Doyle interval and never produced from the zone. The Maness Gas Unit location represents a proved undeveloped location for Doyle sand, 183 feet structurally high to the equivalent produced zone in the Texaco Doyle #1 well. The Maness GU#1 well started production in mid-August 2004, and since inception, the well has cumulative production in excess of 1.2 Bcfe, through mid-June 2005. Payout has been reached in the Maness GU #1 well, and PYR has been placed in pay status with a 12.5% working interest. The well is currently producing at a rate of approximately 5.00 MMcfe per day The operator has converted an existing well bore within the project area into a water disposal well, and is planning to drill an offset development well ( Maness GU#2). The cost of the water disposal well will be covered under the payout account, and we will participate for 12.5% working interest in the drilling of this development well.

     Cotton Creek prospect, located in Jefferson County, Texas, is adjacent to the Nome project. The prospect is located approximately one mile west of the productive Sun Fee #1 well in the same structural fault block. PYR owns a 50% working interest in the project and controls with its partner approximately 500 acres of leasehold. It is anticipated that an initial test well will be drilled in the second half of 2005. PYR will retain approximately 25% working interest in the well and intends to farmout the remainder of its interest to an industry partner.

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

     Bayou Duralde Project, located in Evangeline Parish, LA, is an exploration program to identify and drill potential gas reservoirs in Yegua/Cockfield channel complexes. PYR owns a 25% working interest in the project and controls, along with its partner, in excess of 3,000 net acres of leasehold. PYR intends to participate with a 15% cost bearing interest and farmout the remainder of its working interest. It is anticipated that the initial test well at Bayou Duralde will begin drilling operations in late summer 2005, contingent upon contracting an available drilling rig.

     In the Canadian River Project, located in eastern Oklahoma, the Orbison #3-11, a Cromwell development well operated by Questar, started drilling in mid-March. The well has been completed and is hooked up to a sales line for commingled production from the Cromwell and Wapanucka zones at an approximate rate of 600 Mcf per day. PYR has a 28.98% WI in the well.

     At the Wilburton Field in Latimer County, Oklahoma, BP America Inc., recently drilled and completed the Scharff #4-1 well. Initial completion of the Lower Atoka (Cecil) formation has resulted in production rates of approximately 25 MMcf per day. Perforation and stimulation of additional zones within the Cecil are expected in the near future which may increase the production rate substantially. PYR owns a 2.42% working interest in the Scharff #4-1 well.

     Hansford Project, located in the Texas panhandle, is a development project at the southern end of the Houghton Embayment. Main producing horizons within the Hansford area include the upper and lower Morrow as well as the Chester. Purchased originally as part of the Venus Exploration acquisition, the Company has recently purchased additional working interest in two wells and associated undeveloped acreage at Hansford. Approximately 42% working interest in the Lackey #152-1 well and acreage, as well as 15% working interest in the Archer Trust well and acreage, were purchased for approximately $440,000. The Company believes that proved undeveloped drilling opportunities targeting gas are available on the acreage that was purchased at Hansford.

SOUTHEAST ALBERTA SHALLOW GAS REDEVELOPMENT PROJECT:

     As part of its ongoing business strategy, PYR had been attempting to consolidate and increase its working interest participation in core projects. As a result of these efforts, the Company has decided to cease capital expenditures on certain early stage projects, such as our two joint ventures in southern Alberta, Canada. These joint ventures were intended to employ certain production equipment to limit water production and increase shallow gas production rates. At this point, management has decided to cease future expenditures in Canada and apply the capital to our core projects in the Gulf Coast, East Texas, and the Rocky Mountains. In accordance with US GAAP, the Company wrote down all investments in its Canadian full cost pool as a non-cash charge to earnings of approximately $580,000 in its third quarter ended May 31, 2005.

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

     Bulldog Prospect. This project is a 2D seismically identified natural gas and condensate prospect located adjacent to the giant Kettleman North Dome field in the San Joaquin Basin. This prospect can be best characterized as a classic footwall fault trap, similar to the many known footwall fault trap accumulations that have produced significant quantities of hydrocarbons throughout the San Joaquin basin. During 2003, we re-evaluated our acreage position at Bulldog and consolidated the leasehold by releasing approximately 3,200 non-core acres in the project area. We currently control approximately 11,900 gross and net acres here. We intend to sell down our working interest in this project and retain a 25% to 50% working interest in the prospect acreage.

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

     Approximately all of the costs associated with the Company's capital expenditures in the San Joaquin Basin are included in the Company's full cost pool depletable asset base in accordance with U.S. GAAP rules.

RESULTS OF OPERATIONS

     The quarter ended May 31, 2005 ("2005") compared with the quarter ended May 31, 2004 ("2004").
--------------------------------------------------------------------------------

     Operations during the quarter ended May 31, 2005 resulted in a net loss of approximately $242,000 compared to a net loss of approximately $392,000 for the quarter ended May 31, 2004.

     Oil and Gas Revenues and Expenses. For the quarter ended May 31, 2005, we recorded approximately $1.6 million in total oil and gas revenues compared with approximately $185,000 for the same period in 2004. The increase in revenues is attributed to the acquisition of oil and gas properties from Venus Exploration Inc. in May 2004 and subsequent drilling. Gas revenues for the third quarter 2005 totaled $748,000 from the sale of 104,333 Mcf of natural gas at an average price of $7.19 per Mcf compared with gas revenues of approximately $61,000 in third quarter of 2004 from the sale of 11,435 Mcf at an average price of $5.32 per Mcf. Oil and plant product revenues for the third quarter 2005 totaled approximately $889,000 from sale of approximately 17,500 Bbls at an average price of $50.84 per Bbl compared with oil and plant product revenues of approximately $124,000 from the sale of 3,362 Bbls at an average price of $
36.81 per Bbls in the third quarter 2004.

     Lease operating expenses during the third quarter ended 2005 and 2004, respectively, were approximately $284,000 and $78,000. The increase is attributable to the Venus wells acquired in 2004 and to new wells drilled.

     Impairment, dry hole and abandonments. For the third quarter ended May 31, 2005, we recognized a non-cash impairment of approximately $580,000 for the write-off of the costs incurred on our Canadian properties and projects. As a result of our decision to cease capital expenditures on our Canadian properties and projects, we wrote off our initial investment in our Canadian full cost pool and recognized a non-cash impairment expense.

     Depreciation, Depletion and Amortization. We recorded approximately $248,000 and $44,000, respectively, in depreciation, depletion and amortization expense for the third quarter ended 2005 and 2004, respectively. Of these amounts, we recorded approximately $246,000 and $2,000, respectively, in depreciation, depletion and amortization of oil and gas properties for the quarters ended 2005 and 2004, respectively. The 2005 increase was attributable to the properties acquired from Venus Exploration, Inc. in May 2004, which increased the amount of oil and gas production, and an increase in the amortizable oil and gas asset base due to increased future development costs. Depreciation expense reported for 2004 also includes approximately $39,000 of depreciation of Asset Retirement Obligation assets. We recorded $2,000 and $3,000 in depreciation expense associated with capitalized office furniture and equipment during the quarters ended 2005 and 2004, respectively.

     Asset Retirement Obligation Accretion Expense. We recorded $3,500 and $27,858, respectively, for the third quarter ended 2005 and 2004, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The accretion expense for the third quarter 2004 was higher due to an escalation in the accretion rate caused by a reduction in the estimated lives of the East Lost Hills properties. The accretion expense for the third quarter 2005 relates primarily to the properties acquired in 2004 with longer estimated lives resulting in lower accretion rates.

     Net Profits Interest Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The net profits interest of the Trust varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. For the quarter ended May 31, 2005, we accrued net profits interest expense of approximately $284,000. For the quarter ended May 31, 2004, there was no net profits interest expense recognized.

     General and Administrative Expenses. General and administrative expenses during the quarters ended 2005 and 2004 were approximately $488,000 and $350,000, respectively. The increase principally reflects an increase in salaries as a result of hiring additional personnel, costs of implementation of a new computer system, and an increase in audit and legal fees, all of which resulted from the acquisition of properties from Venus Exploration, Inc. in May 2004.

     Interest Income. We recorded approximately$26,000 and $5,000 in interest income for the quarters ended May 31, 2005 and 2004, respectively. The increase was due to interest on the funds received from the private placement of our common stock in May 2004.

     Interest Expense. During the quarters ended May 31, 2005 and 2004, we recorded interest expense of approximately $86,000 and $82,000, respectively. The interest expense for each year is associated with the May 24, 2002 sale of outstanding 4.99% convertible notes due on May 24, 2009. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our May 31, 2005 and August 31, 2004 consolidated balance sheets.

     The nine months ended May 31, 2005 ("2005") compared with the nine months ended May 31, 2004 ("2004").
--------------------------------------------------------------------------------

     Operations during the nine months ended May 31, 2005 resulted in a net loss of approximately $151,000 compared to a net loss of approximately $1.2 million for the nine months ended May 31, 2004.

     Oil and Gas Revenues and Expenses. For the nine month period ended May 31, 2005, we recorded approximately $3.9 million in total oil and gas revenues compared with approximately $269,000 for the same period in 2004. The increase in revenues is attributed to the acquisition of oil and gas properties from Venus Exploration Inc. in May 2004 and subsequent drilling. Gas revenues for the nine month period in 2005 totaled $1.8 million from the sale of 248,743 Mcf of natural gas at an average price of $7.03 per Mcf compared with gas revenues of approximately $124,000 in the nine month period of 2004 from the sale of 26,035 Mcf at an average price of $4.77 per Mcf. Oil and plant product revenues for the third quarter 2005 totaled approximately $2.2 million from sale of approximately 45,000 Bbls at an average price of $48.03 per Bbl compared with oil and plant product revenues of approximately $145,000 from the sale of 4,162 Bbls at an average price of $ 35.76 per Bbl in the nine month period of 2004.

     Lease operating expenses during the nine month period in 2005 increased to $768,000 from $115,000 for the same period in 2004. The increase is attributable to the Venus wells acquired in 2004 and to new wells drilled.

     Impairment, dry hole and abandonments. For the nine months ended May 31, 2005, we recognized a non-cash impairment of approximately $580,000 for the write-off of the costs incurred on our Canadian properties and projects. As a result of our decision to cease capital expenditures on our Canadian properties and projects, we wrote off our initial investment in our Canadian full cost pool and recognized a non-cash impairment expense.

     Depreciation Depletion and Amortization. We recorded approximately $453,000 and $126,000, respectively, in depreciation, depletion and amortization expense for the nine months ended 2005 and 2004. Of these amounts, we recorded approximately $445,000 and $1,700, respectively, in depreciation, depletion and amortization expense from oil and gas properties for the nine months ended 2005 and 2004. The 2005 increase was attributable to the properties acquired from Venus Exploration, Inc. in May 2004, which increased the amount of oil and gas production and the amortizable oil and gas asset base including future development costs. Depreciation expense reported for the nine months ended 2004, includes approximately $115,000 of depreciation of Asset Retirement Obligation assets. We recorded approximately $8,000 and $10,000 in depreciation expense associated with capitalized office furniture and equipment during the nine months ended 2005 and 2004, respectively.

     Asset Retirement Obligation Accretion Expense. We recorded $16,000 and $70,000, respectively, for the nine months ended 2005 and 2004, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The accretion expense for the nine months ended May 31, 2004 was higher due to an escalation in the accretion rate caused by a reduction in the estimated lives of the East Lost Hills properties. The accretion expense for the nine months ended May 31, 2005 relates primarily to the properties acquired in 2004 with longer estimated lives resulting in lower accretion rates.

     Net Profits Interest Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The net profits interest of the Trust varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3,300,000 in net profits proceeds has been paid to the Trust. For the nine months ended May 31, 2005, we accrued net profits interest expense of approximately $639,000. For the nine months ended May 31, 2004, there was no net profits interest expense recognized.

     General and Administrative Expenses. General and administrative expenses during the nine months ended May 31, 2005 and 2004 were approximately $1.5 million and $900,000, respectively. The increase principally reflects an increase in salaries as a result of hiring additional personnel, costs of implementation of a new computer system, and an increase in audit and legal fees, all of which resulted from the acquisition of properties from Venus Exploration, Inc. in May 2004.

     Interest Income. We recorded approximately 71,000 and $16,000 in interest income for the nine months ended May 31, 2005 and 2004, respectively. The increase was due to interest on the funds received from the private placement of our common stock in May 2004.

     Interest Expense. During the nine months ended May 31, 2005 and 2004, we recorded interest expense of approximately $254,000 and $243,000, respectively. The interest expense for each year is associated with the sale of outstanding 4.99% convertible notes due on May 24, 2009. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our May 31, 2005 and August 31, 2004 consolidated balance sheets.


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


       Signatures                        Title                         Date
       ----------                        -----                         ----


/s/ D. Scott Singdahlsen    President, Chief Executive Officer     July 15, 2005
------------------------    and Principal Financial Officer
D. Scott Singdahlsen