Form 10KSB
period 2005-08-31
PYR ENERGY CORP
filed 2005-11-29
CIK 1016289

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 0-20879
PYR ENERGY CORPORATION
(Name of small business issuer in its charter)

Maryland	95-4580642

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 Broadway, Suite 2450, Denver, CO	80202

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 825-3748
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$.001 Par Value Common Stock	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant’s revenues for the fiscal year ended August 31, 2005 were $6.1 million. As of November 15, 2005, the registrant had 37,968,259 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $32,972,306*. This calculation is based upon the closing sale price of $1.22 per share on November 15, 2005.

*	Without asserting that any of the issuer’s directors or executive officers, or the entities that own 10% or greater of the registrant’s shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

i

PART I
ITEM 1 and ITEM 2. DESCRIPTION OF BUSINESS AND PROPERTIES
General
     PYR Energy Corporation (referred to as “PYR,” the “Company,” “we,” “us” and “our”) is an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves. The Company was incorporated in March 1996 in the state of Delaware under the name Mar Ventures Inc. Effective as of August 6, 1997, the Company purchased all the ownership interests of PYR Energy, LLC, an oil and gas exploration company. On November 12, 1997, the name of the Company was changed to PYR Energy Corporation. Effective July 2, 2001, the Company was re-incorporated in Maryland through the merger of the Company into a wholly owned subsidiary, PYR Energy Corporation, a Maryland corporation. On February 18, 2004, PYR Cumberland LLC, PYR Mallard LLC, and PYR Pintail LLC were formed as wholly owned subsidiaries of PYR Energy Corporation. The purpose of these entities is to own and develop certain assets related to designated individual exploration projects.
     Our current focus is on the Rocky Mountain, Texas and Gulf Coast regions as described below. During the fiscal years ended August 31, 2005 and 2004, we focused our exploration efforts on the drilling phase of our high potential exploration projects in the Rocky Mountain and Gulf Coast regions.
     The Company’s offices are located at 1675 Broadway, Suite 2450, Denver, Colorado 80202. The telephone number is (303) 825-3748, the facsimile number is (303) 825-3768 and the Company’s web site is www.pyrenergy.com. The Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”) can be found on the Company’s website at www.pyrenergy.com and on the SEC’s website at www.sec.gov.
PROPERTIES AND BUSINESS ACTIVITIES
Oil and Gas Exploration and Development Activities
     Our exploration and development activities are focused primarily in select areas of the Rocky Mountains, Texas and the Gulf Coast. Advanced seismic imaging of the structural and stratigraphic complexities common to these regions provides us with the enhanced ability to identify significant oil and gas reserve potential. A number of these projects offer multiple drilling opportunities with individual wells having the potential of encountering multiple reservoirs. We are currently producing over 3 million cubic feet of gas equivalent per day and are 100% unhedged.
     The following is a summary of our exploration and development areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, we continually review additional opportunities in these core areas and in other areas that meet our exploration criteria.
     Texas and Gulf Coast Exploration:
     In May 2004, we acquired interests from Venus Exploration, Inc. (“Venus”) in certain producing properties with estimated proved reserves of 4.78 Bcfe for approximately $3.3 million (excluding acquisition expenses and subject to retention, by the Venus Exploration Trust (“Trust”), of a net profits interest covering specific exploration projects). This equated to $0.67 per Mcf, with a PV-10 value of $6.94 million. The net profits interest that we are required to pay to the Trust, which applies only to the exploration and exploitation projects on the Venus acreage acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. Venus was in Chapter 11 Bankruptcy, and we acquired the properties through public auction as approved by the United States Bankruptcy Court. To finance the purchase, we primarily used existing cash reserves and a portion of the proceeds from a private placement of common stock.
     Oil and gas interests acquired from Venus include producing oil and gas properties, exploitation drilling projects, and exploration acreage. The assets acquired include interests in 80 non-operated wells in Utah, Oklahoma and Texas.

     In Texas, we have interests in three wells that were drilled and completed during the summer of 2004. Two of the three wells, located in the Nome and Madison Prospects, were completed as producers and are currently flowing to sales lines. Both wells reached payout resulting in our working interest being put into pay status. These two successful wells are subject to a net profits interest agreement with the Venus Exploration Trust. The third well was not commercially productive. This well is currently being re-evaluated.
     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. Production in the Sun Fee GU #1-ST well (the “Sun Fee Well”), from the upper Yegua, was initiated in late May 2004, and beginning in early June 2005, averaged approximately 19MMcfe per day. Cumulative production since inception is in excess of 6.4 Bcfe through end of August, 2005. When the well reached payout on October 13, 2004, PYR was placed in pay status as a working interest participant in the well. Based on pooling of lands into the Sun Fee Gas Unit by the operator, our current working interest in the well and associated lands is 5.19% with a 1.5% overriding royalty interest. We and our partners control approximately 4,200 acres of gross leasehold acres in the project. A drilling AFE has been circulated and approved for the drilling of a well (Tindall #1) offsetting by approximately 1600 feet, the Sun Fee GU #1-ST. It is anticipated that this development well will be drilled in early 2006. Our working interest in the Tindall #1 is currently 77.08%.
     We are currently in litigation with the operator of the Sun Fee Well, Samson Lone Star L.P. (“Samson”), concerning, among other matters, Samson’s pooling of certain lands into the production unit and corresponding reduction in PYR’s working interest. The outcome of the litigation will determine whether PYR owns a 5.19% working interest and 1.5% overriding royalty interest, as arises from Samson’s unit pooling, or an 8.33% working interest and an overriding royalty interest in excess of 1.5%, in the Sun Fee well, as PYR believes it is entitled to. Even if we are not successful in the litigation, the outcome will not result in a negative adjustment to our revenues or production volumes because we have reported production and revenue only on the lower working interest and the lower royalty interest in our financial and operating statements to date. Additionally, this lower working interest and lower overriding royalty interest are undisputed, and it is only the difference between the 5.19% and 8.33% working interests and associated overriding royalty interests that are the subject of the ongoing litigation.
     Both our revenues and costs associated with the production from the Sun Fee Well, as well as our costs incurred on the Nome Project, are subject to the net profits interest agreement we hold with Venus Exploration Trust (“Trust”). The net profits interest agreement arose out of our acquisition of properties from Venus Exploration Inc. (“Venus”) in May 2004. The net profit interest under the agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. The amount of net profits interest liability recognized over time is subject to fluctuation, because both revenues and costs associated with production from any wells and other costs incurred on the designated exploration and exploitation project areas will increase or decrease over a given period of time.
     Madison prospect, located in the northern part of the Constitution Field, Jefferson County, Texas, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The Maness GU #1 well started production in mid-August 2004, and since inception, the well has cumulative production in excess of 1.7 Bcfe, through end of August, 2005. Payout has been reached in the Maness GU #1 well, and PYR has been placed in pay status with a 12.5% working interest. The well is currently producing at a rate of approximately 5.60 MMcfe per day The operator has converted an existing well bore within the project area into a water disposal well, and is planning to drill an offset development well (Wall#1) in late 2005 or early 2006 depending on rig availability. We will participate for 12.5% working interest in the drilling of this development well. Wells drilled in this prospect are subject to a net profits interest agreement with the Venus Exploration Trust.
     Tortuga Grande prospect, located in Smith County, Texas, is a project to test the productivity of the Cotton Valley Sand section. The Chisum #1 well, operated by Carrizo Oil and Gas Inc, is projected to a target depth of approximately 15,500 feet, and is designed to test a potentially thicker section of Cotton Valley Sand in a more favorable structural position to the Brady #1 well. As a result of certain parties in the well electing not to participate in the drilling of the well, PYR exercised its rights to increase its working interest in the well to 28.57% working interest. The Chisum #1 well reached total drilling depth of approximately 15,850 feet. Log and core analysis of the Cotton Valley section revealed abundant sand thickness in the expanded ‘turtle’ section, but did not indicate commercial reservoir properties. As a result, the operator recommended abandonment of the Cotton Valley section and completion of multiple horizons in the Travis Peak and Rodessa formations. The Company is participating in the completion of the Travis Peak and Rodessa with its 28.57% working interest. PYR and its partners control approximately 9,800 acres of leasehold in the project. Pending favorable results from the Chisum #1 completion, the Company anticipates drilling additional wells to fully exploit the Travis Peak and Rodessa potential in the project area. Wells drilled in this prospect are subject to a net profits interest agreement with the Venus Exploration Trust.
     Cotton Creek prospect, located in Jefferson County, Texas, is adjacent to the Nome project. The prospect is located approximately one mile west of the productive Sun Fee #1 well in the same structural fault block. PYR owns a 50% working interest in the project and controls with its partner approximately 500 acres of leasehold. It is anticipated that an initial test well will be drilled in 2006. PYR will retain approximately 25% working interest in the well and intends to farmout the remainder of its interest to an industry partner.
     Merganser prospect, located in Leon County, Texas, targets Cotton Valley and Bossier sandstone reservoirs in an undrilled structural feature defined by 3D seismic data. The prospect occupies a fault-bounded salt-withdrawal trough resulting in potential significant thickening of the Bossier and Cotton Valley sand sections. The prospect location is structurally and stratigraphically downdip from Cotton Valley production as well as updip from recent Bossier productive discoveries. PYR owns 100% of approximately 300 acres in the prospect.
     Bayou Duralde Project, located in Evangeline Parish, LA, is an exploration program to identify and drill potential gas reservoirs in Yegua/Cockfield channel complexes. PYR owns a 25% working interest in the project and controls, along with its partner, in excess of 3,000 net acres of leasehold. PYR intends to participate with a 15% cost bearing interest and farmout the remainder of its working interest. It is anticipated that the initial test well at Bayou Duralde will begin drilling operations in late 2005 or early 2006 depending on rig availability.
     At the Wilburton Field in Latimer County, Oklahoma, the Scharff #4-1 well was recently drilled and completed in the Lower Atoka (Cecil) formation, which resulted in initial production rates of up to 38 MMcf per day and is currently producing at an average rate of approximately 19 MMcfe per day. The Scharff #5-1 well, an offset of the Scharff #4-1, commenced drilling activity on September 13, 2005, and reached total drilling depth in early November 2005. The Scharff #5-1 is currently undergoing completion activities, and is expected to be on-line by the end of the calendar year. The operator has proposed drilling of an additional PUD location (Scharff #6-1) which the Company has approved and will participate in the drilling of. PYR has a 2.42% working interest in these wells.
     Hansford Project, located in Hansford County of the Texas panhandle, is a development project at the southern end of the Houghton Embayment. Main producing horizons within the Hansford area include the upper and lower Morrow as well as the Chester. Purchased originally as part of the Venus Exploration acquisition, the Company has recently purchased additional working interest in two wells and associated undeveloped acreage at Hansford. Approximately 47% working interest in the Lackey #152-1 well and acreage, as well as 15% working interest in the Archer Trust well and acreage, were purchased for approximately $440,000. The Company believes that several proved undeveloped drilling opportunities targeting gas are available on the acreage that was purchased at Hansford. Drilling was commenced on the Lackey Gas Unit #2, a proved undeveloped location, on October 23, 2005. The well has been drilled to total depth and is currently undergoing completion operations. The Company has a 47.16% working interest in this well. The Company continues to attempt to acquire additional working interest, acreage and operational control in the project area.
     Rocky Mountain Exploration
     Mallard Project. The 1-30 Duck Federal Sidetrack well commenced drilling in mid-July 2004 and was temporarily suspended, due to winter drilling restrictions, in December 2004. The wellbore was re-entered in early August 2005, and reached a total measured depth of 15,110’ on October 18, 2005 within the Lodgepole Formation. Based on analysis of drilling shows, open-hole logs, and reservoir pressure measurements, the working interest partners decided to attempt a completion of the well within the objective Mission Canyon Formation. Casing has been run to total depth, and the well has been perforate over the prospective zones, covering a gross interval of approximately 900 feet. Following perforation, it is anticipated that we will employ an acid stimulation treatment to clean up the formation and enhance productivity. The acid stimulation will be similar to that commonly employed in other field wells within the Whitney Canyon-Carter Creek Field. We expect to commence testing in late November, pending scheduling of necessary equipment and personnel. The Mission Canyon is the primary producing zone within the nearby Whitney Canyon-Carter Creek Field, which has produced over 2.1 Tcfe to date. It is believed that the 1-30 Duck Federal well has encountered the Whitney Canyon-Carter Creek accumulation, and likely represents a development step out well. It is anticipated that PYR and the working interest partners will acquire approximately 20 square miles of 3-D seismic data during the summer of 2006 in order to better delineate additional drilling opportunities in the area. PYR is participating in the project with a 28.75% working interest.
     Ryckman Creek Project. We have leased approximately 1,820 net acres, covering the majority of the abandoned Ryckman Creek field, in the Overthrust region of southwestern Wyoming. Ryckman Creek, located 5 miles southwest of our Cumberland prospect, was discovered in 1975 and produced approximately 250 Bcfe prior to abandonment. We believe that significant remaining recoverable gas reserves were stranded in Ryckman Creek upon abandonment. We are currently analyzing production and geologic data to determine potential reserves in multiple zones, including the Twin Creek, Nugget, and Thaynes Formations, in the field. Due to rig availability timing, it is anticipated that re-development activity of the Ryckman Creek project will not occur until sometime in 2006.
     Montana Foothills Project. Following the plugging and abandonment of the 14063-12 Flesher Pass exploratory well in August 2005, Suncor Energy Natural Gas America, Inc. (SENGAI), the project operator, has informed the Company that they do not intend to exercise their option to drill an additional earning well on the acreage block. The Company is re-evaluating exploration prospects associated with its undeveloped acreage in the project.
     OTHER
     San Joaquin Basin, California
           Blizzard Prospect. This project is a 3D seismic derived exploration and exploitation program offsetting the Rio Viejo field at the south end of the San Joaquin Basin. A linear sand body, stratigraphically higher than any of the productive Rio Viejo sands, has been identified, north of the field, on the seismic data and represents an exploration opportunity for new reserves. Additionally, analysis of the seismic data over the field suggests that up to two additional undrilled field exploitation locations may exist. PYR owns 100% of the prospect.
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
     Canada
          The Company’s Canadian oil and gas property investment is comprised principally of non-producing acreage. During 2005, the Company decided to limit future expenditures in Canada. The net book value of the Company’s investment in its Canadian properties was greater than the estimated fair market value. In accordance with the full cost method of accounting, the Company recorded a non-cash impairment of $580,000, an amount equal to the Company’s initial investment in its Canadian oil and gas properties.

Markets and Major Customers
     Sales from our ownership interests in producing properties to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas, for the years ended August 31, 2005 and 2004 are as follows:

	2005	2004
Customer A	38%
Customer B	22%
Customer C	10%
Customer D		22%
Customer E		20%
Customer F		16%
Customer G		13%
     The May 2004 acquisition of interests in certain producing properties from Venus Exploration, Inc. resulted in the increase of oil and gas purchasers. We are not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser would not materially affect the Company’s business because we believe we would be able to find another purchaser.
Employees and Office Space
     At August 31, 2005, we had nine full time employees. We believe that our relationship with our employees is satisfactory. None of our employees is covered by a collective bargaining agreement. We lease approximately 3,800 square feet of office space in Denver, Colorado for our executive and administrative offices. We have an additional office in San Antonio, Texas, in which we lease approximately 4,300 square feet.
Business Strategy
     Our objective is to increase stockholder value per share by adding reserves, production, cash flow, earnings and net asset value. To accomplish this objective, we intend to develop our proved undeveloped locations and to capitalize on our technical expertise in identifying, evaluating and participating in the exploratory drilling and development of deep, structurally complex formations. We also intend to build on our experience and our competitive strengths, which include:
•	our inventory of Texas and Rocky Mountain development and exploration projects,

•	our control of pre-drill exploration phases,

•	our expertise in advanced seismic imaging, and

•	our ability to identify suitable development and exploitation drilling opportunities.
To implement our strategy, we seek to:
•	Execute Exploration and Development Drilling on Our Undrilled Projects. We control interests in several exploration projects in the Texas Gulf Coast, select areas of the Rocky Mountains, and the San Joaquin Basin of California. In the Rocky Mountains, our most notable projects are Mallard and Ryckman Creek located in southwestern Wyoming. We are currently attempting completion of our Mallard project. In the Texas Gulf Coast, we have interests in several exploration projects and PUD (“Proved Undeveloped”) locations related to recent discoveries to be drilled in the future. We are currently attempting completion of recently drilled wells at Tortuga Grande and Hansford.

•	Continue to Internally Generate Exploration Prospects. We believe that by continuing to generate exploitation and exploration prospects with a special emphasis on applying our seismic expertise to deep, structurally complex formations, we can identify prospects with significant oil and gas reserve potential. We then assemble acreage positions on these prospects. This enables us to control costs during the pre-drill phases of exploration and to sell a portion of our interests to industry participants, while potentially retaining a carried interest in the initial drilling.

•	Evaluate Low Risk, Shallow Exploitation and Development Drilling Opportunities. As part of our ongoing strategy, we are evaluating lower risk drilling opportunities relative to our higher risk, internally generated, exploration projects. If found to be appropriate, these opportunities can provide the Company with suitable internal rates of return on investment, geographic and risk diversification, and exposure to reserves and potential cash flow. We continue to review and evaluate additional development and exploitation opportunities as they arise.

•	Continue A Disciplined Acquisition Process. As part of our ongoing strategy, we diligently look for properties or opportunities with significant upside in our core areas. Through our personal contacts, industry knowledge and expertise, we look to find under-worked properties or missed structures, that with little cost, but strong operatorship, may be productive.
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
Lease. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee’s authorization is for a stated term of years and “for so long thereafter” as minerals are producing.
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
Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Sidetrack. An operation involving the use of a portion of an existing well to drill a second hole at some desired angle into previously undrilled areas. From this directional start, a new hole is drilled to the desired formation depth and casing is set in the new hole and tied back to the casing from the existing well.
3-D Seismic. The method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.
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

Production and Productive Wells
     The following table summarizes the Company’s productive wells as of August 31, 2005. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s respective fractional interests owned in the gross wells.
Productive Gas wells as of August 31, 2005

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Canada	—	1	1	—	0.05	0.05

California	3	—	3	0.24	—	0.24

Oklahoma	17	23	40	2.86	0.75	3.61

Texas	20	13	33	4.42	3.65	8.07

Utah	5	—	5	1.68	—	1.68

TOTAL	45	37	82	9.20	4.45	13.65
Drilling Activities
     During the past two fiscal years, we participated in the drilling of the following exploration and development wells:
•	During the fiscal year ended August 31, 2005, we participated in the drilling of two exploration wells in the Wyoming Overthrust, one exploration well in East Texas, and two development wells in Oklahoma. As of November 2005, one of the exploration wells in Wyoming was plugged and abandoned (10% WI), while the other well (28.75% WI), located in the Mallard Prospect, is currently being completed. The exploration well in East Texas (28.75% WI) is currently undergoing completion activities, and the two development wells in Oklahoma (28.98% WI and 2.42% WI) were drilled and completed as producers. Additionally in fiscal year 2005, the Company participated in several well workovers in Texas and Oklahoma.

•	During the fiscal year ended August 31 2004, we participated in the drilling of two exploration wells in the expanded Yegua trend of South Texas (carried), one exploration well in the Cotton Valley section of East Texas, one exploration well in the Wyoming Overthrust (5% WI with carry), and one exploration well in SE Alberta. As of November 2004, the two exploration wells in South Texas have been classified as discoveries and are producing into sales lines. The BLM suspended drilling operations of the well in Wyoming (Mallard Prospect) in December, 2004 for a period of five and half months, and the well in Southeast Alberta was tested and determined to be non-productive. Additionally in fiscal year 2004, the Company participated in several well workovers in Texas, Oklahoma, and Utah.
     Although there is no assurance that any additional wells will be drilled, we anticipate we may drill additional exploration and development wells during fiscal 2006 on our projects in the Texas Gulf Coast and Rocky Mountains. The actual number of wells drilled will be dependent on several factors, including the results of our ongoing exploration efforts and the availability of capital.
Reserves
     For fiscal years 2005 and 2004, our proved reserve estimates for our United States oil and gas properties were prepared by Ryder Scott Company, an independent petroleum engineering firm, and, in accordance with SEC guidelines, are the estimated quantities of oil, natural gas and plant products which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.

     At August 31, 2005, our total proved reserves were 7.064 Bcfe, which represents a 28% increase over August 31, 2004 estimated total proved reserves of 5.502 Bcfe. Increased estimates for total proved reserves result from revisions on multiple properties including new proved developed producing and proved undeveloped additions related to exploration drilling in the expanded Yegua trend of south Texas. As of August 31, 2005, proved developed producing reserves are estimated at 3.908 Bcfe, while proved developed non-producing reserves are estimated at .459 Bcfe. Proved undeveloped reserves are estimated at 2.697 Bcfe. At August 31, 2003, the Company had no proved reserves. The Company’s Canadian oil and gas properties do not have proved reserves.
     Using current market product prices in effect at the end of the fiscal year and a discount rate of 10% as prescribed by SEC regulation, our total discounted future after-tax net cash flows were estimated to be approximately $28.7 million for total proved reserves, as of August 31, 2005 as compared to approximately $11.0 million for total proved reserves as of August 31, 2004. This increase in present value is a reflection of higher prices at fiscal year end plus reserve additions and revisions. The present value of future net cash flows does not purport to be an estimate of the fair market value of our proved reserves. An estimate of the future value would also take into consideration, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil, natural gas and plant products.
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
Full Cost Method of Accounting for Oil and Gas Properties
     The Company utilizes the full cost method of accounting for oil and gas activities and in accordance with the full cost method of accounting, the Company maintained separate cost centers for its oil and gas activities in the United States and Canada for fiscal years 2005 and 2004. Under this method, all costs associated with acquisition, exploration and development activities are capitalized by cost center. Capitalized costs, excluding costs of investments in unproved properties and major development projects, are subject to a “ceiling test limitation” computed separately for each cost center. Under this method, we are required to record a permanent impairment provision if the net book value of our oil and gas properties (net of related deferred taxes) exceeds a ceiling value equal to the sum of (i) the present value of the future cash inflows from proved reserves, tax effected and discounted at 10% per annum, and (ii) the cost of unevaluated properties. The ceiling test is computed by country and at the end of each quarter. The oil and gas prices used in calculating future cash inflows in the United States are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile; and if the market prices at a period end date have decreased, we may have to record an impairment. A loss may also be generated by the transfer of significant early stage exploratory costs to the oil and gas property cost pool that is subject to the ceiling test. These losses typically occur when significant costs are transferred to the oil and gas property full cost pool as a result of an unsuccessful project without commercial oil and gas production. For the years ended August 31, 2005 and 2004, no property impairment charges were recorded for the Company’s United States properties.
     In accordance with the full cost method of accounting, the Company’s Canadian oil and gas investment, comprised principally of non-producing acreage (used for exploration and development activities), is recorded in a separate full cost pool. During 2005, the Company recorded a non-cash impairment of $580,000 of its initial oil and gas investment in Canada as the book value of the properties exceeded the estimated fair market value of such properties. The Company decided to limit future expenditures in Canada. For the year ended August 31, 2004, no property impairment charges were recorded for the Company’s Canadian properties.

Acreage
We currently control through lease, farmout, and option, the following approximate acreage position as detailed below:
Developed And Undeveloped Acreage
As of August 31, 2005

	Gross Acres		Net Acres
State	Developed	Undeveloped	Developed	Undeveloped

California	400	13,000	33	13,000

Canada	640	5,000	32	250

Louisiana	—	2,665	—	2,615

Montana(1)	—	241,800	—	226,300

Oklahoma	5,659	—	197	—

Texas	25,633	6,391	9,610	5,305

Utah	4,943	—	1,504	—

Wyoming	—	8,353	—	8,353

TOTAL	37,275	277,209	11,376	255,823

(1)	The Company is re-evaluating exploration prospects associated with its undeveloped acreage in the Montana Foothills Project and subsequent to August 31, 2005, has elected to release some of the undeveloped acreage reflected in the table above.
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
     Federal Regulation of the Sale and Transportation of Oil and Gas. Various aspects of our oil and gas operations are or will be regulated by agencies of the federal government. The Federal Energy Regulatory Commission, or FERC, regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the

Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While ''first sales’’ by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act.
     The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993, and resulted in a series of Orders being issued by FERC requiring interstate pipelines to provide transportation services separately, or ''unbundled,’’ from the pipelines’ sales of gas and to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers.
     We do not believe that we will be affected by these or any other FERC rules or orders materially differently than other natural gas producers and marketers with which we compete.
     The FERC also has issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided on those facilities, then those facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our anticipated gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that we would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.
     We conduct certain operations on federal oil and gas leases, which are administered by the Minerals Management Service, or MMS. Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and has proposed to amend those regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases, and was further modified by amendments to the June 2000 MMS rules, effective July 1, 2004. Also, there is currently pending new proposed MMS Federal Gas Valuation rules concerning calculation of transportation costs, including the allowed rate of return in the calculation of actual transportation costs in non-arm’s length arrangements. We cannot predict whether this new gas rule will become effective, nor can we predict whether the MMS will take further action on oil and gas valuation matters. However, we do not believe that any such rules will affect us any differently than other producers and marketers of crude oil with which we will compete.
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
     Environmental Matters. Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ''strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ''hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs. The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability.
     The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ''Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ''hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ''hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ''solid wastes’’ and ''hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ''hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
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
Risk Factors
     In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the ''Forward-Looking Statements’’ located herein, describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
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

     Exploratory drilling is an uncertain process with many risks. Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive oil or gas reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:
•	unexpected drilling conditions,

•	pressure or irregularities in formations,

•	equipment failures or accidents,

•	adverse weather conditions,

•	compliance with governmental requirements,

•	shortages or delays in the availability of drilling rigs and the delivery of equipment, and

•	shortages of trained oilfield service personnel.
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
     Our operations require large amounts of capital. Our current development plans will require us to make large capital expenditures for the exploration and development of our oil and gas projects. Under our current capital expenditure budget, we expect to spend between $7.5 and $10.0 million on exploration and development activities during our fiscal year ending August 31, 2006. Also, we must secure substantial capital to explore and develop our other potential projects. Historically, we have funded our capital expenditures through the issuance of equity. Volatility in the price of our common stock, which may be significantly influenced by our drilling and production activity, may impede our ability to raise money quickly, if at all, through the issuance of equity at acceptable prices. Future cash flows and the availability of financing will be subject to a number of variables, such as:
•	our success in locating and producing reserves in other projects,

•	the level of production from existing wells, and

•	prices of oil and gas.
     Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Debt financing, if obtained, could lead to:
•	a substantial portion of our operating cash flow being dedicated to the payment of principal and interest,

•	our being more vulnerable to competitive pressures and economic downturns, and

•	restrictions on our operations.

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
     Our non-operator status limits our control over our oil and gas projects. We focus primarily on creating exploration opportunities and forming industry alliances to develop those opportunities. As a result, we have only a limited ability to exercise control over a significant portion of a project’s operations or the associated costs of those operations. The success of a project is dependent upon a number of factors that are outside our areas of expertise and control. These factors include:
•	the availability of leases with favorable terms and the availability of required permitting for projects,

•	the availability of future capital resources to us and the other participants to be used for purchasing leases and drilling wells,

•	the approval of other participants for the purchasing of leases and the drilling of wells on the projects, and

•	the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas.
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
     Oil and gas prices are volatile and an extended decline in prices could hurt our business prospects. Our future profitability and rate of growth and the anticipated carrying value of our oil and gas properties will depend heavily on then prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. If we are successful in continuing to establish production, any substantial or extended decline in the price of oil or gas could:
•	have a material adverse effect on our results of operations,

•	limit our ability to attract capital,

•	make the formations we are targeting significantly less economically attractive,

•	reduce our cash flow and borrowing capacity, and

•	reduce the value and the amount of any future reserves.
Various factors beyond our control will affect prices of oil and gas, including:
•	worldwide and domestic supplies of oil and gas,

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

•	political instability or armed conflict in oil or gas producing regions,

•	the price and level of foreign imports,

•	worldwide economic conditions,

•	marketability of production,

•	the level of consumer demand,

•	the price, availability and acceptance of alternative fuels,

•	the availability of processing and pipeline capacity,

•	weather conditions, and

•	actions of federal, state, local and foreign authorities.
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
     We face risks related to title to the leases we enter into that may result in additional costs and affect our operating results. It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation. In many instances, our partners have acquired rights to the prospective acreage and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. If the title to the leases acquired is defective, or title to the leases one of our partners acquires for our benefit is defective, we could lose the money already spent on acquisition and development, or incur substantial costs to cure the title defect, including any necessary litigation. If a title defect cannot be cured or if one of our partners does not assign to us our interest in a lease acquired for our benefit, we will not have the right to participate in the development of or production from the leased properties. In addition, it is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located. For instance, royalty calculations can be substantially different from state to state, depending on each state’s interpretation of lease language concerning the costs of production. We cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases. Adverse decisions in any litigation of this kind could result in material costs or the loss of one or more leases.
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
•	failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•	incorrect estimates of required capital expenditures,

•	increases in the cost of drilling, completion and gas collection or other costs of production and operations,

•	an inability to meet growth projections, and

•	other risk factors set forth under ''Risk Factors’’ in this annual report. In addition, the words ''believe,’’ ''may,’’ ''could,’’ ''will,’’ ''when,’’ ''estimate,’’ ''continue,’’ ''anticipate,’’ ''intend,’’ ''expect’’ and similar expressions, as they relate to PYR, our business or our management, are intended to identify forward-looking statements.
ITEM 3. LEGAL PROCEEDINGS
     On July 29, 2005, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Beaumont Division against Samson Lone Star Limited Partnership (“Samson”) and Samson’s parent company, Samson Resources Corp. The Company alleged in its complaint that Samson, the operator of a producing gas well in Jefferson County, Texas named the Sun Fee No. 1 Sidetrack Well (the “Sun Fee Well”), has breached its obligations to the Company, which owns interests in the property on which the Sun Fee Well is located, by joining, without authorization, the Sun Fee Well into a unit with other properties in which the Company has no interest, many of which are non-productive. Samson has a large interest in these properties that Samson has joined into the unit. Pursuant to Samson’s proposed pooling configuration, the Company’s working and overriding royalty interests in the Sun Fee Well would be reduced substantially. The Company believes that Samson has no legal or contractual right to reduce the Company’s interests in this manner. The Company is seeking monetary damages for all payments due and owing to the Company based on the proper, undiluted interests in the property. On September 13, 2005, the Court entered a Preliminary Injunction ordering Samson to return the Company to pay status for the undisputed amounts upon which Samson had been paying the Company prior to the filing of the suit.
     On August 22, 2005, Samson filed a lawsuit in District Court for Jefferson County, Texas, 58th Judicial District against the Company, claiming that Samson has the right to serve as operator to drill and operate on the property to the east of the Sun Fee Well, which is located on property in which the Company owns a majority interest. The Company holds a 100% interest in oil and gas leases that comprise 75% of the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces. In June 2005, the Company notified Samson of its intention to drill a well on this property and offered Samson the opportunity to participate in the well. Samson elected to participate in the well and demanded to be allowed to operate the well. Upon the Company’s initial preparation of the drill site, which began in August 2005, Samson filed a lawsuit seeking a judicial declaration of Samson’s exclusive right to operate the well and injunctive relief enjoining the Company from continuing its drilling operations or serving as operator.
     The Company will continue to vigorously pursue and defend its rights with respect to the foregoing litigations. The Company intends to continue to move forward with construction of the potential drill site and to drill the well in order to protect its interests in the underlying leases until such time as the issue is fully adjudicated.
     On November 2, 2005, an adversary proceeding was filed against the Company in the on-going bankruptcy proceeding of Venus Exploration Company (“Venus”) in the U.S. Bankruptcy Court for the Eastern District of Texas. In the adversary proceeding, the Venus Exploration Trust, representing the interests of the secured creditors (the “Trust”), seeks a full accounting, with interest and attorneys’ fees, of the net profits interest accounts established under the Net Profit Conveyance by which the Company purchased Venus’ assets and is to account for proceeds generated from certain identified, potential income-generating projects less costs. Presently, proceeds are generated by the Nome and Madison projects in Jefferson County, Texas. The Trust also seeks reformation of the conveyance whereby future proceeds shall be paid by third-part purchasers directly to the Trust, from which the Company may subsequently request reimbursement of costs. Upon reconsideration of an initial good-faith deduction of costs for anticipated drilling operations on the two projects and prior to the filing of the adversary proceeding, the Company forwarded to the Trust a payment in excess of $820,970, including interest, with over 35 pages of detailed accounting. The Company has entered discussions with the Trust to withdraw and dismiss the proceeding in light of the payment, which discussions are pending the return of the Trust’s counsel from foreign travel. As a result, the lawsuit has not been served on the Company. Should the Trust refuse to dismiss and proceed with service, the Company will vigorously defend its interests against the claims in this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on August 8, 2005:
     The stockholders voted to re-elect D. Scott Singdahlsen, David Kilpatrick, Bryce W. Rhodes and Dennis Swenson to continue as directors of the Company. A total of 25,939,535 votes were represented with respect to this matter, with voting on each specific nominee as follows:

				BROKER
	FOR	AGAINST	WITHHELD	NON-VOTES
D. Scott Singdahlsen	25,073,407	0	866,128	—
David Kilpatrick	25,088,178	0	851,357	—
Bryce W. Rhodes	25,103,428	0	836,107	—
Dennis Swenson	25,103,728	0	835,807	—
     A proposal to approve the issuance of up to an additional 1,780,702 shares of common stock to be available for the conversion of accrued interest on previously issued convertible notes was approved by the stockholders. A total of 14,495,324 votes were represented with a total of 13,492,288 (93%) shares voting for the proposal, 965,683 shares voting against the proposal, and 37,353 shares abstaining from voting.
     A proposal to ratify the selection of Hein & Associates LLP as our Certified Public Accountants was approved by the stockholders. A total of 25,939,535 votes were represented with a total of 25,073,454 (97%) shares voting for the proposal, 843,683 shares voting against the proposal, and 22,398 shares abstaining from voting.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market For Common Equity
     Our common stock has been listed on the American Stock Exchange under the market symbol “PYR” since December 8, 1999. The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended August 31, 2004
First Quarter	$0.83	$0.45
Second Quarter	1.81	0.53
Third Quarter	1.70	1.04
Fourth Quarter	1.32	0.75
Fiscal Year Ended August 31, 2005
First Quarter	$1.31	$0.90
Second Quarter	1.79	0.95
Third Quarter	1.99	1.20
Fourth Quarter	1.64	1.30
     On November 15, 2005, the last reported sales price of our common stock on the American Stock Exchange was $1.22 per share.
Stockholders Of Record
     As of November 15, 2005, the number of record holders of our common stock was approximately 520.

Dividends
     We have not declared or paid, and do not anticipate declaring or paying in the near future, any dividends on our common stock.
Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities
     In mid-October 2005, the Company completed a Private Equity Placement consisting of the sale of 6.328 million shares of common stock, priced at $1.30 per share, to a group of institutional and accredited individual investors. Proceeds from the Placement of approximately $8.2 million will be used for general corporate purposes and costs associated with the Company’s development drilling portfolio. Shares purchased in the Private Placement were issued in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, and as amended, and Rule 506 of Regulation D promulgated thereunder. Pursuant to the terms of the Private Placement, the Company has agreed to file a registration statement covering the resale of these shares.
Equity Compensation Plan Information

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to be		Equity Compensation
	Issued Upon Exercise of	Weighted-Average Exercise	Plans (Excluding
	Outstanding Options,	Price of Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,234,750	$1.41	604,250

Equity compensation plans not approved by security holders	—	—	—

Total	2,234,750	$1.41	604,250

*	At August 31, 2005
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in “Item 8. Financial Statements and Supplemental Data,” and “Items 1. and 2. Business and Properties — Disclosures Regarding Forward-Looking Statements” of this Form 10-KSB.
Overview
     We are an independent oil and gas exploration and production company engaged in the exploration, development and acquisition of crude oil and natural gas reserves. We intend to increase stockholder value by profitably growing reserves and production, primarily through drilling operations and strategic acquisitions. Our strategic focus is the application of advanced seismic imaging and computer aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore western United States. We attempt to leverage our technical experience and expertise with seismic data to identify exploration and exploitation projects with significant potential economic return. We intend to participate in selected exploration projects as a working interest owner, currently as a non-operator, sharing both risk and rewards with our partners. Our financial results depend on our ability to sell prospect interests to outside industry participants. We will not be able to commence additional exploratory drilling operations without outside industry participation. We have pursued, and will continue to pursue, exploration opportunities in regions where we believe significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, we seek to improve the expected return on investment in our oil and gas exploration projects.
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
     In fiscal year 2004, we acquired various oil and gas interests from Venus Exploration, Inc. (“Venus”) in certain producing properties with estimated proved reserves of 4.784 Bcfe for approximately $3.2 million (excluding acquisition expenses and subject to retention, by the Venus Exploration Trust, of a net profits interest covering the non-productive exploration projects), and made a private placement of our common stock, which raised approximately $8.2 million in gross proceeds. The revenue generated from production from these acquired properties comprises the principal source of the Company’ oil and gas revenues for fiscal year 2005.
     In mid-October 2005, we completed a Private Equity Placement consisting of the sale of 6.328 million shares of common stock, priced at $1.30 per share, to a group of institutional and accredited individual investors. Proceeds from this Placement of approximately $8.2 million will be used for general corporate purposes and costs associated with the Company’s development drilling portfolio located principally in the Rocky Mountains and Texas.
Liquidity and Capital Resources
     Our primary sources of liquidity historically have been from placements of common stock and convertible notes, and to a much lesser extent, cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. At August 31, 2005, we had approximately $2.1 million in working capital and cash of $2.9 million.
Cash Flow from Operating Activities
     Net cash provided by operating activities was $1.9 million in 2005 compared with net cash used by operating activities of $1.1 million in 2004. The increase in net cash provided by operating activities was substantially due to the increase in production revenues, net of increases in expenses, attributed to the producing properties acquired from Venus in May 2004. See “Results of Operations” for discussion of changes in expenses. Non-cash charges increased due to higher depreciation, depletion and amortization associated with increased production and a non-cash charge for the impairment of the Company’s investment in its Canadian properties. Changes in current assets and liabilities increased cash flow from operations by $91,000 in 2005 compared with a decrease in cash flows from operations of $323,000 in 2004.
     Operating cash flows are impacted by many variables, the most significant of which is the volatility of prices for natural gas and oil produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.
Capital Expenditures
     Our capital expenditures were approximately $5.9 million and $5.1 million in 2005 and 2004, respectively. The total for 2005 includes $4.2 million for drilling, development, exploration and exploitation, $1.6 million for leasehold acquisition costs and delay rentals, $98,000 for geologic and geophysical costs and $10,000 for office furniture, fixtures and equipment. In 2004 we incurred approximately $3.8 million of capital costs related to the properties we acquired from Venus. This amount includes capitalized acquisition costs, costs associated with undeveloped leasehold, drilling, workover, and geological and geophysical costs. We incurred approximately $1.6 million for costs related to our other exploration projects including continued acreage lease obligations and associated geological and geophysical costs, as well as drilling costs for the Mallard well.

     In May 2004, we acquired interests in certain producing properties for approximately $3.3 million (excluding acquisition expenses and subject to retention, by the Venus Exploration Trust, of a net profits interest covering the non-productive exploration projects) from Venus. Venus was in Chapter 11 Bankruptcy, and the properties were acquired through public auction as approved by the United States Bankruptcy Court. To finance the purchase, we primarily used existing cash reserves and also a portion of the proceeds from the Placement. The purchase also provides for a net profits interest payable to the Venus Exploration Trust. The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage being acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust.
     During 2005 and 2004, we received $750,000 and $500,000, respectively, for non-refundable option fees received from Suncor Energy Natural Gas America, Inc. (“SENGAI”) pursuant to an Exploration Option Agreement between the Company and SENGAI covering our Rogers Pass exploration project in the foothills of west-central Montana. In 2005, we received proceeds of approximately $49,000 from the sale of a portion of our interests in prospects in Louisiana and Texas. In 2004, we received approximately $632,000 in prospect fees and pro-rata development costs from two private oil and gas exploration companies pursuant to an agreement covering two of our exploration projects in the Overthrust of southwestern Wyoming.
     We currently anticipate our capital budget will be approximately between $7.5 and $10.0 million for fiscal year 2006 which will be used for a diverse portfolio of development and exploration wells in our core areas of operation. We may consider selling down a portion of our interests in some of our exploration and development projects to industry partners to generate additional funds to finance our 2006 capital budget. We are projecting that cash on hand, cash available from operating activities, capital of $8.2 million received in an October 2005 private placement, and funds from the partial sale of our interest in some prospects will be sufficient to fund our 2006 capital budget.
Financing Activities
     In early May 2004, we received subscriptions for an aggregate of approximately $8.2 million in gross proceeds from a private placement of our common stock. The private placement (the “Placement”) consisted of the sale of 7.5 million shares of common stock, priced at $1.09 per share, to a group of twelve institutional and accredited individual investors pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933, as amended. The first tranche of the Placement, consisting of 4.5 million shares and approximately $4.9 million in gross proceeds, was received and accepted in early May 2004. The second tranche of the Placement, consisting of 3.0 million shares and approximately $3.3 million in gross proceeds, was approved by our stockholders at our Annual Meeting of Stockholders on June 11, 2004. We received the funds from the second tranche in late June 2004. Proceeds from the Placement will be used for general corporate purposes, partial funding of the acquisition of assets from Venus Exploration, Inc., and project development and drilling costs associated with our exploration and exploitation portfolio. The resale of these shares acquired in the Placement has subsequently been registered through a Registration Statement that has become effective with the SEC.
     In mid-October 2005, the Company completed a Private Equity Placement consisting of the sale of 6.328 million shares of common stock, priced at $1.30 per share, to a group of institutional and accredited individual investors. Proceeds from this Placement of approximately $8.2 million will be used for general corporate purposes and costs associated with the Company’s development drilling portfolio located principally in the Rocky Mountains and Texas.
     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. We have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the fiscal year ending August 31, 2006 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities. We anticipate spending a minimum of approximately between $7.5 and $10.0 million on exploration and development activities during our fiscal year ending August 31, 2006. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

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
Contractual Obligations
     The following table summarizes the Company’s obligations and commitments, as of August 31, 2005 to make future payments under its convertible notes payable and office lease for the periods specified (in thousands):
Payments Due By Period

Contractual
Obligations	Total	2006	2007	2008	2009	Thereafter
Convertible Notes	$8,474	$—	$—	$—	$8,474	$—

Office Leases	163	70	70	23	—	—

Total Contractual Cash Obligations	$8,637	$70	$70	$23	$8,474	$—

The above schedule assumes convertible note interest payments will be added to the principal amount (which is at the discretion of the Company), and the entire balance will be paid in full on maturity of May 24, 2009, and there will be no conversion of debt to common stock. In addition to the above obligations, if we elect to continue holding all our existing leases on a delayed rental basis, we would have to pay approximately $129,000 during the year ending August 31, 2006. The Company considers on a quarterly basis whether to continue holding all or part of each acreage block by making delay rental payments on existing leases.
Results of Operations
The twelve months ended August 31, 2005 (“2005”) compared with the twelve months ended August 31, 2004 (“2004”)
     Operations during the fiscal year ended August 31, 2005 resulted in net income of approximately $12,000 compared to a net loss of approximately $1.4 million for the fiscal year ended August 31, 2004. The increase in net income is primarily attributed to the purchase of producing properties from Venus Exploration Inc. (“Venus”) in May 2004.
     Oil and Gas Revenues. During the year ended August 31, 2005, we recorded approximately $6.1 million in total oil and gas revenues compared with approximately $863,000 for the same period in 2004. Natural gas revenues increased to $3.0 million from the sale of 392,065 mcf of natural gas at an average price of $7.54 per mcf in 2005 compared with revenues of $334,000 from the sale of 60,285 mcf of natural gas at an average price of $5.54 per mcf in 2004. Average natural gas prices for 2005 increased 36% over 2004 average prices. Oil and hydrocarbon liquids revenues for 2005 and 2004 were $3.1 million and $529,000, respectively, from the sale of 62,289 and 13,971 bbls of oil and hydrocarbon liquids, respectively. Average oil prices increased 33% from $37.88 in 2004 to $50.49 in 2005. The increase in oil and gas revenues and production is principally attributed to new revenues and production from two wells that reached payout during 2005, increased prices and a full year of revenue and production from properties acquired from Venus in May 2004 compared with only four months of revenue and production from the same properties in 2004. During 2005, the Company commenced receiving its net revenue interest proceeds from the Sun Fee #1 well and the Maness #1 well, located in Texas, after the wells reached payout during the fiscal year 2005. The oil and gas revenues from these wells approximate 55% of total oil and gas revenues for 2005. Revenues from these wells are subject to a net profits expense.
     Lease Operating Expenses. Lease operating expenses increased from $335,000 in 2004 to approximately $1.1 million in 2005. The increase is attributed to new wells added and a full year of lease operating expenses on properties acquired from Venus compared with only four months in 2004.

     Net Profits Expense. During 2005, two wells, the Sun Fee #1 and the Maness #1, reached payout and we commenced receiving revenues and incurring operating expenses on these wells. These wells are subject to a net profits expense of 50% of revenues net of capital and operating expenses incurred.
     Depreciation Depletion and Amortization. Depreciation, depletion and amortization expense increased to $868,000 in 2005 from $173,000 in 2004. The increase was primarily attributable to depletion expense of $860,000 associated with increased production volumes from properties acquired from Venus in May 2004. We recorded $8,000 and $13,000 in depreciation expense associated with capitalized office furniture and equipment during 2005 and 2004, respectively. Depreciation of Asset Retirement Obligation assets for the years ended August 31, 2005 and 2004 was $0 and $114,000, respectively. For further discussion of the Asset Retirement Obligation, see Note 4 to the Financial Statements included in this Form 10-KSB.
     Accretion Expense. We recorded $25,000 and $100,000, respectively, for the years ended August 31, 2005 and August 31, 2004, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The accretion expense for 2004 was attributable to the properties acquired from Venus in May 2004. For further discussion of the Asset Retirement Obligation, see Note 4 to the Financial Statements included in this Form 10-KSB.
     Dry Hole, Impairment and Abandonments. We recognized a non-cash impairment expense of $580,000 associated with the Company’s investment in its Canadian properties. We recorded no impairment expense for the year ended August 31, 2004
     General and Administrative Expenses. General and administrative expenses in 2005 were approximately $1.9 million compared to approximately $1.3 million in 2004. The 45% increase is due principally to higher personnel costs, legal and auditing expenses and contract services. The addition of staff and related general and administrative expenses to manage the Venus properties acquired in May 2004 was the primary factor contributing to the increases.
     Interest Expense. During 2005, we recorded interest expense of $343,000 compared to $327,000 in 2004. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009. The Company elected to add $335,000 and $319,000 of accrued interest to the balance of the debt for the years ended August 31, 2005 and August 31, 2004, respectively. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our August 31, 2005 and 2004 balance sheets.
     Interest Income. We recorded $93,000 and $28,000 in interest income for the years ended August 31, 2005 and 2004, respectively. Interest income increased in 2005 due to higher average cash balances for the majority of 2005 due principally to funds received from a private placement of our common stock in May 2004.
The twelve months ended August 31, 2004 (“2004”) compared with the twelve months ended August 31, 2003 (“2003”)
     Operations during the fiscal year ended August 31, 2004 resulted in a net loss of approximately $1.4 million compared to a net loss of approximately $5.3 million for the fiscal year ended August 31, 2003.
     Oil and Gas Revenues and Expenses. During the year ended August 31, 2004, we recorded approximately $863,000 in total oil and gas revenues. Of this amount, we recorded approximately $334,000 from the sale of 60,285 mcf of natural gas for an average price of $5.54 per mcf, and approximately $529,000 from the sale of 13,971 bbls of oil and hydrocarbon liquids for an average price of $37.88 per bbl. The portion of fiscal year 2004 oil and gas revenues related to the May 2004 property acquisition from Venus Exploration, Inc. (“Venus”), was approximately $694,000. As the acquisition from Venus was recorded as a purchase transaction, only four months of operations related to these properties were recorded in 2004. During the year ended August 31, 2003, we recorded approximately $154,000 from the sale of 34,773 mcf of natural gas for an average price of $4.41 per mcf, and $42,000 for the sale of 1,583 bbls of hydrocarbon liquids for an average price of $26.33 per bbl. 2003 revenues relate totally to the Company’s interest in East Lost Hills in California. Comparable revenues for this prospect in 2004 were $169,000. Lease operating expenses in 2004 were $336,000 compared to $95,000 in 2003.

     Interest Income. We recorded $27,000 and $54,000 in interest income for the years ended August 31, 2004 and 2003, respectively. Lower interest income in 2004 resulted from lower average cash balances for the majority of 2004, offset partially by interest on the funds received from the private placement of our common stock in May 2004.
     General and Administrative Expenses. General and administrative expenses in 2004 were approximately $1.3 million compared to approximately $1.3 million in 2003. The increase principally reflects additional audit and legal fees incurred in conjunction with the property acquisition from Venus Exploration Inc.
     Depreciation Depletion and Amortization. We recorded $46,000 in depreciation, depletion and amortization expense from oil and gas properties for the year ended August 31, 2004. We recorded no depreciation, depletion and amortization expense from oil and gas properties for the year ended August 31, 2003, due to an impairment taken against our entire amortizable full cost pool at August 31, 2003, and accordingly, there were no costs to amortize. The increase in depreciation, depletion and amortization expense was attributable to the properties acquired from Venus Exploration, Inc. We recorded $13,000 and $11,000 in depreciation expense associated with capitalized office furniture and equipment during 2004 and 2003, respectively. Depreciation of Asset Retirement Obligation assets for the years ended August 31, 2004 and August 31, 2003, was $114,000 and $151,000, respectively. For further discussion of the Asset Retirement Obligation, see Note 4 to the Financial Statements included in this Form 10-KSB.
     Accretion Expense. We recorded $100,000 and $77,000, respectively, for the years ended August 31, 2004 and August 31, 2003, of accretion of the unamortized discount of the Asset Retirement Obligation liability. The increase in accretion expense was attributable to the properties acquired from Venus Exploration, Inc. For further discussion of the Asset Retirement Obligation, see Note 4 to the Financial Statements included in this Form 10-KSB.
     Dry Hole, Impairment and Abandonments. We recorded no impairment expense for the year ended August 31, 2004. For the year ended August 31, 2004, we recorded an impairment expense of $3.2 million, of which $451,000 related to costs incurred in the East Lost Hills prospect, and the remainder, $2.8 million, related to other undeveloped prospects in California and the Rocky Mountain region, which were determined by management to be impaired as of August 31, 2003.
     Interest Expense. During 2004, we recorded interest expense of $327,000 compared to $315,000 in 2003. The interest expense for each year is associated with the May 24, 2002 sale of outstanding convertible notes due on May 24, 2009. The Company elected to add $319,000 and $304,000 of accrued interest to the balance of the debt for the years ended August 31, 2004 and August 31, 2003, respectively. We have reflected the outstanding balance of these notes as Convertible Notes under Long Term Debt on our August 31, 2004 and 2003 balance sheets. The twelve months ended August 31, 2004 (“2004”) compared with the twelve months ended August 31, 2003.
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
     Property, Equipment and Depreciation:
     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until those properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company’s proved reserves.
     Revenue Recognition:
     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company uses the sales method to account for gas imbalances. Oil and gas sold is not significantly different from the Company’s product entitlement. Gas imbalances at August 31, 2005 and 2004 were not significant.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.
     In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123 (R)). SFAS 123 (R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting SFAS 123 (R) on our financial position and results of operations. We currently estimate the adoption of SFAS 123 (R) will result in expenses in amounts that are similar to the current pro forma disclosures under SFAS 123.
ITEM 7. FINANCIAL STATEMENTS
     The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included in Item 14(a) of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, the Company conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Company concluded that, subject to the limitations described below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in annual reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting period.
ITEM 8B. OTHER INFORMATION
     Not applicable

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

Name	Age	Position with the Company	Director Since
D. Scott Singdahlsen	47	Chief Executive Officer, Chief Financial Officer and President	1997

David Kilpatrick	55	Chairman of the Board	2002

Bryce W. Rhodes	52	Director	1999

Dennis M. Swenson	70	Director	2004

Kenneth R. Berry, Jr.	53	Vice President-Land and Corporate Secretary	—
     D. Scott Singdahlsen has served as President, Chief Executive Officer, and Chief Financial Officer of the Company since August 1997. From August 1997 to November 2005, Mr. Singdahlsen served as our Chairman of the Board. Mr. Singdahlsen co-founded PYR Energy, LLC in 1996, and served as General Manager and Exploration Coordinator. In 1992, Mr. Singdahlsen co-founded Interactive Earth Sciences Corporation, a 3-D seismic management and interpretation consulting firm in Denver, where he served as vice president and president and lead seismic interpretation specialist from 1992 to 1996. Prior to forming Interactive Earth Sciences Corporation, Mr. Singdahlsen was employed as a Development Geologist for Chevron USA in the Rocky Mountain region. At Chevron, Mr. Singdahlsen was involved in 3-D seismic reservoir characterization projects and geostatistical analysis. Mr. Singdahlsen started his career at UNOCAL as an Exploration Geologist in Midland, Texas. Mr. Singdahlsen earned a B.A. in Geology from Hamilton College and a M.S. in Structural Geology from Montana State University.
     David B. Kilpatrick has been a Director of the Company since June, 2002 and was appointed to Chairman of the Board in November 2005. He is currently President of Kilpatrick Energy Group, which provides strategic management consulting services to the oil and gas industry. He currently serves as a Director of the publicly traded Cheniere Energy and Whittier Energy companies as well as privately held Ensyn Petroleum International, Ltd. Prior to the 1998 merger with Texaco, he was President and Chief Operating Officer of Monterey Resources, Inc., the largest independent oil and gas producer in California. Mr. Kilpatrick has served as President of the California Independent Petroleum Association and is a member of its Board of Directors and also serves as a Director of the Independent Oil Producers Agency. He earned a Bachelor of Science degree in Petroleum Engineering from the University of Southern California and a Bachelor’s Degree in Geology and Physics from Whittier College.
     Bryce W. Rhodes has been a Director of the Company since April 1999, when he was nominated and elected to the Board in connection with the sale by the Company of convertible promissory notes issued in a private placement transaction in October and November 1998. From 1996 until September 2003, Mr. Rhodes has served as President and CEO of Whittier

Energy Company (“WEC”), an oil and gas investment company. In September 2003, WEC merged with Olympic Resources, Inc. and Mr. Rhodes was appointed as President and Chief Executive Officer. Mr. Rhodes served as Investment Manager of WEC from 1990 until 1996. Mr. Rhodes received B.A. degrees in Geology and Biology from the University of California, Santa Cruz, in 1976 and an MBA degree from Stanford University in 1979.
     Dennis M. Swenson joined as a Director in October 2004, and serves as the Audit Committee Chairman and a member of the Compensation Committee. From 1992 through 1995, Mr. Swenson was an independent consultant. Mr. Swenson was Executive Vice President, Chief Financial Officer, Secretary and Treasurer, of StarTek, Inc., a NYSE traded company with headquarters in Denver, Colorado from 1996 through retirement in 2001. Mr. Swenson was employed at Ernst & Young in Denver from 1960 to 1973, and was a partner at Ernst & Young from 1973 to 1991. He has a Bachelor’s Degree in Accounting from Brigham Young University and an MBA Degree from the University of Denver.
     Kenneth R. Berry, Jr. has served as Vice President of land since August 1999, and Corporate Secretary since November 2005. From October 1997 to August 1999, Mr. Berry served as our land manager. Mr. Berry is responsible for the management of all land issues including leasing and permitting. Prior to joining the Company, Mr. Berry served as the managing land consultant for Swift Energy Company in the Rocky Mountain region. Mr. Berry began his career in the land department with Tenneco Oil Company after earning a B.A. degree in Petroleum Land Management at the University of Texas — Austin.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended August 31, 2005, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon representations and its review of copies of the Section 16(a) reports filed for the fiscal year ended August 31, 2005 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock.
Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns
     The Company adopted an Employee Code of Conduct (the “Code of Conduct”). We require all employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.
     The Company also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer, our Controller and all other financial officers and executives. This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code of Conduct and Code of Ethics are filed with the SEC.
     Further, the Audit Committee of the Board of Directors has established “whistle-blower procedures” which provides a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide substantial protections to employees who report company misconduct.
Audit Committee Financial Expert
     The Company’s Board of Directors has determined that Mr. Dennis M. Swenson is the Company’s audit committee financial expert.
Identification of Audit Committee
     The Board of Directors currently has an Audit Committee consisting of Messrs. Swenson (Chairman), Kilpatrick and Rhodes. The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit functions of the independent auditor, and reviews audit reports rendered by our independent auditors. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, accounting policies and procedures, and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the audited financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2005 and the unaudited financial statements included in the Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year ended August 31, 2005.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth in summary form the compensation received during each of the last three completed fiscal years ended August 31, 2005 by our Chief Executive Officer, President, Chief Financial Officer and Chairman of The Board and two of our most highly compensated officers serving as of August 31, 2005.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
					Awards		Payouts
				Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Fiscal	Salary	Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	Awards ($)	Options(#)	($)(4)	($)(5)
D. Scott Singdahlsen
Chief Executive Officer,	2005	$175,000	—	—	—	200,000	—	—
Chief Financial Officer, President and Chairman	2004	$175,000	—	—	—	—	—	—
Of the Board	2003	$175,000	—	—	—	281,750	—	—

Tucker L. Franciscus	2005	$120,000	—	—	—	150,000	—	—
Vice President	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Kenneth R. Berry Jr.	2005	$108,000	—	—	—	—	—	—
Vice President	2004	$93,150	—	—	—	135,000	—	—
	2003	$93,150	—	—	—	157,500	—	—

(1)	The dollar value of base salary (cash and non-cash) received during the year indicated.

(2)	The dollar value of bonus (cash and non-cash) received during the year indicated.

(3)	During the period covered by the Summary Compensation Table, we did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	We do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our 1997 and 2000 Stock Option Plans.

(5)	All other compensation received that we could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.
Aggregated Option Exercises And Fiscal Year-End Option Value Table
     The following table provides certain summary information concerning stock option exercises during the fiscal year ended August 31, 2005 by the named executive officer and the value of unexercised stock options held by the named executive officer as of August 31, 2005.

Aggregated Option Exercises in last Fiscal Year And Year-End Option Values(1)
Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options at Fiscal		Money Options at Fiscal
			Year-End (#)(4)		Year-End ($)(5)
Shares
	Acquired on	Value
Name	Exercise(2)	Realized ($)(3)	Exercisable	Unexercisable	Exercisable	Unexercisable
D. Scott Singdahlsen	—	—	302,834	293,916	145,937	152,968

(1)	No stock appreciation rights are held by any of the named executive officers.

(2)	The number of shares received upon exercise of options during the year ended August 31, 2005.

(3)	With respect to options exercised during the year ended August 31, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4)	The total number of unexercised options held as of August 31, 2005, separated between those options that were exercisable and those options that were not exercisable on that date.

(5)	For all unexercised options held as of August 31, 2005, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable and those options that were not yet exercisable on August 31, 2005 based on the closing sale price of our common stock on that date, which was $1.36 per share.
Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans
     Excluding the Company’s stock option plans, we do not have any long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.
     1997 Stock Option Plan
     In August 1997, our 1997 Stock Option Plan (the “1997 Plan”) was adopted by the Board of Directors and subsequently approved by the stockholders. Pursuant to the 1997 Plan, we may grant options to purchase an aggregate of

1,000,000 shares of common stock to key employees, directors, and other persons who have contributed or are contributing to our success. The options granted pursuant to the 1997 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or they may be nonqualified options. The 1997 Plan may be administered by the Board of Directors or by an option committee. Administration of the 1997 Plan includes determination of the terms of options granted under the 1997 Plan. At August 31, 2005, options to purchase 525,000 shares were outstanding under the Plan and 191,500 options were available to be granted under the 1997 Plan.
     2000 Stock Option Plan
     In March 1999, our 2000 Stock Option Plan (the “2000 Plan”) was adopted by the Board of Directors and subsequently approved by the stockholders. Pursuant to the 2000 Plan, we may grant options to purchase shares of our common stock to key employees, directors, and other persons who have contributed or are contributing to our success. We initially could grant options to purchase up to 500,000 shares pursuant to the 2000 Plan. In June 2001, our stockholders approved an amendment which allows us to grant options to purchase up to 1,500,000 shares pursuant to the 2000 Plan. In June 2004, our stockholders approved an amendment to increase from 1,500,000 to 2,250,000 the number of shares of common stock issuable pursuant to options granted under the 2000 Plan. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan may be administered by the Board of Directors or by an option committee. Administration of the 2000 Plan includes determination of the terms of options granted under the 2000 Plan. As of August 31, 2005, options to purchase 1,709,750 shares were outstanding under the 2000 Plan and 412,750 options were available to be granted pursuant to the 2000 Plan.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is made up of three directors: Messrs. Swenson, Kilpatrick and Rhodes. None of the members of the Committee have been executive officers of the Company. In addition, no member of the Committee is, or was during the fiscal year ended August 31, 2005, an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.
     Employment Contracts And Termination of Employment And Change-In-Control Arrangements
     We do not have any written employment contracts with any of our officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control, except that both the 1997 Plan and the 2000 Plan provide for vesting of all outstanding options in the event of the occurrence of a change-in-control.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership Of Directors And Principal Stockholders
     As of November 15, 2005, there were 37,968,259 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock:

	Number of Shares		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned(1)		Shares Outstanding
D. Scott Singdahlsen 1675 Broadway, Suite 2450 Denver, Colorado 80202	2,092,834	(2)	5.5%

Bryce W. Rhodes c/o Whittier Energy Company 7770 El Camino Real Carlsbad, CA 92009	147,414	(3)	*

David B. Kilpatrick 9105 St. Cloud Lane Bakersfield, CA 93311	70,000	(4)	*

Dennis M. Swenson 5360 Lakeshore Drive Littleton, CO 80123	50,000	(5)	*

Tucker L. Franciscus 1675 Broadway, Suite 2450 Denver, Colorado 80202	50,000	(6)	*

Kenneth R. Berry, Jr. 1675 Broadway, Suite 2450 Denver, Colorado 80202	472,865	(7)	1.2%

All Executive Officers and Directors as a group (five persons)	2,883,113	(1)(2)(3)(4)(5)(6)	7.4%

Victory Oil Company 222 West Sixth Street, Suite 1010 San Pedro, California 90731	2,978,428	(7)	7.9%

Eastbourne Capital Management, L.L.C. 1101 Fifth Avenue, Suite 160 San Rafael, CA 94901	7,141,329	(8)	18.8%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	5,307,500	(9)	14.0%

Crestview Capital Master LLC 95 Revere Drive Suite A Northbrook, IL 60052	1,987,875	(9)	5.2%

(*)	Less than one percent.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	The shares shown for Mr. Singdahlsen include 200,000 shares owned by Mr. Singdahlsen’s two minor children. Also includes options to purchase 100,000 shares at $5.98 per share until November 27, 2005, options to purchase 15,000 shares at $1.82 per share until April 12, 2007, options to purchase 133,334 shares at $0.29 per share until February 4, 2010, options to purchase 54,500 shares at $1.30 per share until February 4, 2010, and options to purchase 40,000 shares at $0.96 per share until November 17, 2014.

(3)	Includes 13,000 shares of common stock owned by Mr. Rhodes and 64,414 shares of common stock owned by Adventure Seekers Travel, Inc. Adventure Seekers is owned by Mr. Rhodes’ wife and Mr. Rhodes is the President of Adventure Seekers. Also includes options to purchase 20,000 shares at $1.65 per share until April 11, 2007 and options to purchase 50,000 shares at $1.15 per share until October 14, 2009 that currently are exercisable. Excludes 171,625 shares that are held by Whittier Energy Company. Mr. Rhodes is a President and CEO of Whittier Energy Company. Mr. Rhodes disclaims beneficial ownership of the shares beneficially owned by Whittier Energy Company

(4)	Includes options to purchase 20,000 shares at $1.72 per share until June 4, 2007, and options to purchase 50,000 shares at $1.15 per share until October 14, 2009 that currently are exercisable that are owned by Mr. Kilpatrick.

(5)	Includes options to purchase 50,000 shares at $1.24 per share until October 1, 2009 that are exercisable. The options expire five years from the date that they become exercisable by Mr. Swenson.

(6)	Includes options to purchase 50,000 shares at $.94 share until September 1, 2009. Does not include options to purchase an additional 100,000 shares at $0.94 share until September 1, 2009, 50,000 of which become exercisable on September 1, 2006, and 50,000 of which become exercisable on September 1, 2007.

(7)	Includes the following securities held directly or indirectly by Kenneth R. Berry, Jr., who is Vice President of Land: an aggregate of 172,865 shares owned by various entities, IRAs, and trusts with which Mr. Berry, or his spouse or minor daughter, is associated; and options to purchase 300,000 shares of common stock at exercise prices ranging from $.29 to $5.44 per share that currently are exercisable or that will become exercisable within the next 60 days.

(8)	Based on the information contained in an amendment to Schedule 13D filed with the SEC on July 16, 2001.

(9)	Based solely on information contained in Schedules 13D and 13G filed with the SEC. The shares reflected include the shares beneficially owned by Eastbourne Capital Management, L.L.C., a registered investment adviser, Richard Jon Barry, Manager of Eastbourne and the following companies to which Eastbourne is investment adviser: Black Bear Offshore Master Fund Limited, a Cayman Island exempted company, Black Bear Fund I, L.P. and Black Bear Fund II, LLC. These shares include the equivalent shares of common stock underlying $6,958,000 of convertible notes held by Black Bear Offshore Master Fund Limited, Black Bear Fund I, L.P. and Black Bear Fund II, LLC.

(10)	Based on information contained in a Schedule 13G filed with the SEC on October 11, 2005. Includes 1,344,600 shares owned by J. Caird Partners, L.P., and 1,472,600 shares owned by J. Caird Investors (Bermuda) L.P., each of which is an entity controlled by Wellington, and each of which is a 5% or greater beneficial owner of the Company’s common stock.

(11)	Based solely on information provided to the Company by its transfer agent.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
     As more fully described elsewhere in this Annual Report, in mid-October 2005, the Company completed a Private Equity Placement consisting of the sale of 6.328 million shares of common stock, priced at $1.30 per share, to a group of institutional and accredited individual investors. Pursuant to the terms of the Private Placement, the Company has agreed to file a registration statement covering the resale of these shares. On October 3, 2005, Estancia Corporation, an entity solely owned by Kenneth Berry Jr., purchased 50,000 shares of common stock pursuant to the Private Placement, and a trust of which Mr. Berry is Trustee and a beneficiary purchased an additional 20,000 shares of common stock pursuant to the Private Placement. This transaction was approved by the Board of Directors of the Company.
     During the fiscal year ended August 31, 2005, there were no other transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company’s common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.
ITEM 13. EXHIBITS
Exhibit Index

Number	Description
23.1	Consent of HEIN & Associates LLP.

23.2	Consent of Ryder Scott Company

31	Rule 13a – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     Hein & Associates, LLP, the Company’s principal accountants, billed the Company approximately $79,000 and $47,000 for the years ended August 31, 2005 and 2004, respectively. Hein & Associates, LLP was hired in November 2003 as the Corporation’s certified independent accountant. Hein’s professional services, as of August 31, 2005, included review of financial statements included in the Company’s Forms 10-Q, and services provided in connection with regulatory filings.
Audit-Related Fees
     For the year ended August 31, 2005, Hein & Associates, LLP billed the Company approximately $2,000 for work performed in the preparation of a Form 8-K filed during fiscal 2005.
     For the year ended August 31, 2004, Hein & Associates, LLP also audited the historical summary of oil and gas operations of Venus Exploration Inc., which was included in a Form 8-K as filed by the Company, and issued currently dated consents in connection with the Company’s Form S-3 filings. For these services Hein & Associates LLP, billed the Company $28,757.

Tax Fees
     There were no amounts billed by Hein & Associates, LLP for professional services for tax compliance, tax advice, and tax planning for those fiscal years.
All Other Fees
     For the years ended August 31, 2005 and August 31, 2004, Hein & Associates, LLP did not bill the Company for products and services other than those described above.
Audit Committee Pre-Approval Policies
     The audit committee currently does not have any pre-approval policies or procedures concerning services performed by Hein & Associates, LLP. All services performed by Hein & Associates, LLP that are described above were pre-approved by the audit committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PYR ENERGY CORPORATION
Date: November 28, 2005	By:	/s/ D. Scott Singdahlsen
D. Scott Singdahlsen
Chief Executive Officer

Date: November 28, 2005	By:	/s/ Jane M. Richards
Jane M. Richards
Principal Accounting Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ D. Scott Singdahlsen D. Scott Singdahlsen	Chief Executive Officer, President and Chief Financial Officer	November 28, 2005

/s/ David Kilpatrick David Kilpatrick	Chairman Of The Board	November 28, 2005

/s/ Dennis M. Swenson Dennis M. Swenson	Director	November 28, 2005

/s/ Bryce W. Rhodes Bryce W. Rhodes	Director	November 28, 2005

PYR ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
PYR Energy Corporation
Denver, Colorado
We have audited the consolidated balance sheets of PYR Energy Corporation and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PYR Energy Corporation and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
HEIN & ASSOCIATES LLP
Denver, Colorado
November 10, 2005
The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 31,
	2005	2004
ASSETS
Current Assets:
Cash	$2,934	$6,038
Oil and Gas Receivables	1,618	477
Other receivable	124	750
Prepaid expenses and other assets	59	103

Total current assets	4,735	7,368

Property and Equipment, at cost
Oil and gas properties under full cost, net	13,242	8,851
Furniture and equipment, net	29	27

	13,271	8,878

Other Assets:
Deferred financing costs and other assets	80	65

Total Assets	$18,086	$16,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$89	$83
Accrued expenses:
Ad valorem tax payable	65	65
Accrued interest payable	94	90
Accrued net profits payable	1,287	—
Other accrued liabilities	219	200

	1,665	355

Asset retirement obligation	904	868

Total current liabilities	2,658	1,306

Long-Term Liabilities:
Convertible Notes	6,958	6,623
Asset retirement obligation	293	290

Total long-term liabilities	7,251	6,913

Commitments And Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $.001 par value; authorized 75,000,000 shares; issued and outstanding - 31,640,259 at 8/31/05 and 31,564,426 shares at 8/31/04	32	32
Capital in excess of par value	43,294	43,221
Accumulated deficit	(35,149)	(35,161)

Total stockholders’ equity	8,177	8,092

Total Liabilities and Stockholders’ Equity	$18,086	$16,311

The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended August 31,
	2005	2004
Revenues:
Oil and gas revenues	$6,102	$863

Operating Expenses:
Lease operating expenses	1,104	335
Net profits expense	1,343	–
Accretion expense	25	100
Impairment	580	–
Depreciation, depletion and amortization	868	173
General and administrative	1,909	1,324

Total operating expenses	5,829	1,932

Income (Loss) From Operations	273	(1,069)

Other Income (Expense):
Interest income	93	28
Interest (expense)	(343)	(327)
Other (expense) income	(11)	9

Total other income (expense)	(261)	(290)

Net Income (Loss)	$12	$(1,359)

Net Income (Loss) Per Common Share -Basic And Diluted	$0.00	$(.05)

Weighted Average Shares Outstanding
Basic	31,597	25,790
Diluted	32,290	25,790
The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance, September 1, 2003	23,701	$24	$35,408	$(33,802)
Issuance of common stock and warrants for property and rights to oil and gas technology	311	–	371	–
Exercise of common stock options for cash	52	–	15	–
Sale of common stock for cash and underwriter warrants, net	7,500	8	7,427	–
Net (loss)	–	–	–	(1,359)

Balance, August 31, 2004	31,564	32	43,221	(35,161)
Exercise of common stock options for cash	76	–	58	–
Issuance of common stock options for director services	–	–	15	–
Net income	–	–	–	12

Balance, August 31, 2005	31,640	$32	$43,294	$(35,149)

The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended August 31,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$12	$(1,359)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	868	173
Impairment	580	—
Amortization of financing costs	3	3
Interest expense converted into debt	335	319
Accretion of asset retirement obligation	25	100
Stock options issued for director services	15	—
Changes in assets and liabilities
(Increase) in accounts receivable	(1,266)	(477)
Decrease (increase) in prepaids and other receivables	44	(46)
Increase in accounts payable	4	58
Increase in accrued expenses	22	152
Increase in net profits liability	1,287	—
Other	—	(10)

Net cash provided (used) by operating activities	1,929	(1,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture and equipment	(10)	(11)
Cash paid for oil and gas properties	(5,862)	(5,103)
Proceeds from sale of exploration options	750	500
Proceeds from sale of oil and gas properties	49	632

Net cash used in investing activities	(5,073)	(3,982)

Cash Flows From Financing Activities
Proceeds from sale of common stock	—	8,175
Proceeds from exercise of options	58	15
Cash paid for offering costs	(18)	(739)

Net cash provided by financing activities	40	7,449

Net (Decrease) Increase In Cash	(3,104)	2,380

Cash, Beginning Of Year	6,038	3,658

Cash, End Of Year	$2,934	$6,038

The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
YEARS ENDED AUGUST 31, 2005 AND 2004
     SUPPLEMENTAL CASH FLOW INFORMATION:

	Years Ended August 31,
	2005	2004
Cash paid for interest and income taxes	$—	$—

Non-cash financing activities:
Asset retirement obligation increase	$15	$212
Net increase in payables for capital expenditures	3	82
Debt issued for interest	335	320
Common stock issued for the purchase of oil and gas properties	—	338
Warrants issued in connection with private placement of common stock	—	353
Warrants issued for rights to oil and gas technology	—	34
Third party exercise of right to drill option (collected in 2005)	—	750
The accompanying notes are an integral part of the financial statements.

PYR ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended August 31, 2004 and 2005
1.	Organization And Summary Of Significant Accounting Policies

Organization And Business – PYR Energy Corporation (the “Company”) is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. The Company’s current activities are principally conducted in the Rocky Mountains, Texas, and Gulf Coast regions of the United States.

On February 18, 2004, PYR Cumberland LLC, PYR Mallard LLC, and PYR Pintail LLC were formed as wholly owned subsidiaries of PYR Energy Corporation. The purpose of these entities is to own and develop certain assets related to designated individual exploration projects.

On May 7, 2004, PYR acquired certain oil and gas assets of Venus Exploration, Inc. (“Venus”) out of Bankruptcy. The Venus assets acquired include interests in 80 non-operated wells in Utah, Oklahoma and Texas. New drilling and workovers have been conducted since the acquisition date and include two recent discoveries.

Basis Of Presentation – The accompanying consolidated financial statements for the year ended August 31, 2005 include the Company and its three wholly owned subsidiaries (collectively, the “Company”. “we”, “us” or “our”). All significant inter-company transactions have been eliminated upon consolidation.

Cash Equivalents – For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts. See “Concentration of Risk” below.

Receivables And Credit Policies – The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Other Receivables – During fiscal 2004, an unaffiliated third party exercised an option to drill. As a result of this exercise, the Company recorded a $750,000 receivable for this option. This receivable was collected in fiscal 2005.

Oil And Gas Properties – The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company’s oil and gas properties are located within the United States and Canada. Properties within these respective countries constitute separate cost centers. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities.

The Company utilizes the full cost accounting method of accounting for oil and gas activities and in 2005 and 2004 had separate cost centers for the United States and Canada. During 2005, the Company recorded a non-cash impairment of $580,000 of its initial oil and gas investment in Canada as the book value of the properties exceeded the estimated fair market value of such properties. The Company decided to limit future expenditures in Canada.

The Company leases non-producing acreage for its exploration and development activities. The cost of these leases is included in unevaluated oil and gas property costs recorded at the lower of cost or fair market value.

During 2004, the Company acquired the rights to certain proven oil and gas drilling technology for unlimited use on specified areas of interest. The cost of these rights are being included as part of the Company’s full cost pools.

Furniture And Equipment – Furniture and equipment is recorded at cost. Depreciation of assets is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets.

Revenue Recognition – The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company’s product entitlement.

Deferred Financing Costs – Costs incurred in connection with the execution of the Company’s Convertible Notes have been capitalized and are amortized over the life of the notes.

Income Taxes – The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes issued by the Financial Accounting Standards Board (FASB). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration and development costs on oil and gas properties, and impairment pursuant to the ceiling test limitation.

Use Of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates, including ability to realize its receivables and deferred tax assets, selection of the useful lives for property and equipment, timing and costs associated with its retirement obligations and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves, which is considered a significant estimate by the Company, which is subject to changes. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves) and may impact the impairment analysis of the Company’s full cost pool.

Net Income (Loss) Per Share – Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding plus other dilutive securities such as stock options and warrants. Other dilutive securities are not considered in the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive.

Share Based Compensation – In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company’s net (loss) and (loss) per share for the years ended August 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$12	$(1,359)
Total compensation cost determined under the fair value base method for all awards	(331)	(1,050)

Pro forma net loss	$(319)	$(2,409)

Net pro forma income (loss) per share:
As reported – Basic and Dilutive	$(0.00)	$(0.05)

Pro forma – Basic and Dilutive	$(0.01)	$(0.09)

See Note 8 with respect to assumptions used.
Gas Balancing – The Company uses the sales method of accounting for gas balancing of gas production, and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of August 31, 2005, the Company was under-produced by 30 MMcfs (unaudited) which represents approximately $217,000 in gas revenues based on an average sales price of $7.23 per equivalent Mcfe
Fair Value – The carrying amount reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.
In May 2002, the Company completed the sale of $6 million, 4.99% convertible promissory notes, due May 2009. The notes are convertible, together with accrued interest, into shares of the Company’s common stock at the rate of $1.30 per share, at the option of the holder. The company considers the notes to be stated at fair value due to arms length negotiation of the transaction and the conversion feature.
Concentration Of Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and receivables. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated cash is remote.
The Company has concentrated its United States exploration and production activities primarily in the Rocky Mountain, Texas and Gulf Coast regions. All significant activities in these segments have been with industry partners.

As of August 31, 2005, there were no reserves associated with the Canadian cost center. The Company’s oil and gas prospects in Canada consist of undeveloped properties. During 2005, the Company recorded a non-cash impairment of $580,000 of its initial oil and gas investment in Canada as the book value of these properties exceeded the estimated fair market value of such properties. The Company decided to limit future expenditures in Canada.
Customers accounting for 10 percent or more of gross revenue, all representing purchasers of oil and gas, for the years ended August 31, 2005 and 2004 are as follows:

	2005	2004
Customer A	38%
Customer B	22%
Customer C	10%
Customer D		22%
Customer E		20%
Customer F		16%
Customer G		13%
Reclassification – Certain reclassifications have been made to the 2004 financial statements to conform to 2005 presentation. Such reclassifications had no effect on the net income (loss).
Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.
In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123 (R)). SFAS 123 (R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting SFAS 123 (R) on our financial position and results of operations. We currently estimate the adoption of SFAS 123 (R) will result in expenses in amounts that are similar to the current pro forma disclosures under SFAS 123.
2.	Acquisition of Properties

In 2005, the Company acquired additional working and revenue interest in two producing properties and additional interest in undeveloped properties located in the Hansford Prospect in Texas for a purchase price of approximately $440,000.

In 2004, the Company acquired certain oil and gas properties from Venus Exploration for cash consideration of $3.3 million. The purchase also provides for the Company to pay a net profits interest payable to the Venus Exploration

Trust (“Trust”). The net profits interest, which applies only to the exploration and exploitation projects on the Venus acreage being acquired, varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after a total of $3.3 million in net profits proceeds has been paid to the Trust. Venus was in Chapter 11 Bankruptcy, and the properties were acquired through public auction as approved by the United States Bankruptcy Court. This acquisition was considered a purchase transaction and the properties acquired were recorded based on the consideration paid as of the closing date of May 8, 2004. Therefore, the statement of operations includes the revenues and operating expenses of the Venus properties for the period from May 2004 and thereafter.

Below is certain unaudited pro forma information based on historical financial information assuming the acquisition had occurred as of the beginning of fiscal 2004 (in thousands, except per share data):

2004
Revenues	$1,847
Net loss before cumulative effect of accounting change	$(1,055)
Net loss	$(1,055)
Net loss per share	$(.04)
The above, however, is not necessarily indicative of results which would have occurred if the transaction had closed as of the earlier date or of future results of operations.

To finance the purchase and to provide additional working capital, the Company issued shares of its common stock as described in Note 8.

3.	Property and Equipment

Oil and Gas Properties – Oil and gas properties at August 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Oil and gas properties, full cost method

Unevaluated costs, not subject to amortization
United States	$5,164	$4,936
Canada	—	558
Evaluated costs	37,767	32,740

	42,931	38,234
Less accumulated depreciation, depletion, amortization and impairment	(29,689)	(29,383)

	$13,242	$8,851

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis.
Unevaluated property costs consisting of unproved oil and gas leases (totaling approximately $2.0 million) and exploration costs and exploratory wells in progress (totaling approximately $3.2 million) as of the end of the year have been excluded from depletable costs pending further evaluation as of August 31, 2005 are as follows (in thousands):

Period Incurred
2005	$3,780
2004	1,222
2003	162

$5,164

For the years ended August 31, 2005 and 2004, the Company did not recognize any impairment expense against the capitalized oil and gas properties in the United States, as determined by the ceiling test performed pursuant to Regulation S-X Rule 4-10(c)(2). For the year ended August 31, 2005, the Company recognized an impairment expense of $580,000 against the capitalized oil and gas properties in Canada.
Depreciation, depletion, and amortization of oil and gas properties for the years ended August 31, 2005 and 2004 was $860,000 and $160,000, or $6.74 and $6.65 per barrel of oil equivalent production, respectively. Depreciation of assets recognized in accordance with the Asset Retirement Obligation calculation is included in these amounts (see below).
Information relating to the Company’s costs incurred in its oil and gas operations during the years ended August 31, 2005 and 2004 is summarized as follows:

	2005	2004
	(in thousands)
Property acquisition costs	$440	$4,647
Exploration costs	5,101	466
Development costs	276	127

	$5,817	$5,240

Furniture and Equipment – Furniture and equipment at August 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Furniture and equipment	$149	$139
Less accumulated depreciation	(120)	(112)

	$29	$27

Depreciation expense associated with capitalized office furniture and equipment during fiscal 2005 and 2004 was $8,000 and $13,000 respectively.

4.	Asset Retirement Obligations

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

The following table summarizes activity related to the accounting for asset retirement obligations for the fiscal years ended August 31, 2005 and August 31, 2004:

	2005	2004
	(in thousands)
Asset retirement obligations, beginning of fiscal year	$1,158	$846
Liabilities incurred	19	212
Liabilities settled	—	—
Accretion of asset retirement obligation including revision of estimates	20	100

Asset retirement obligations, end of fiscal year	1,197	1,158
Less current portion	(904)	(868)

Long-term portion	$293	$290

5.	Net Income (loss) per Share

The following table sets forth the computation of basic and diluted earning (loss) per share (in thousands except per share data):

	Years Ended August 31,
	2005	2004

Numerator:
Net income (loss)	$12	$(1,359)

Denominator:
Weighted-average shares outstanding	31,597	25,790
Effect of Dilutive Securities:
Assumed exercise of dilutive options	693	—

Weighted-average shares and dilutive potential common shares	32,290	25,790

Basic and dilutive income (loss) per share	$0.00	$(0.05)

6.	Convertible Notes Payable

In May 2002, the Company completed the sale of $6 million, 4.99% convertible promissory notes, due May 2009. The notes are convertible, together with accrued interest, into shares of the Company’s common stock at the rate of $1.30 per share, at the option of the holder. No beneficial interest has been accrued to the notes, as the conversion price approximates the fair market value of the common shares as of the transaction date. Interest is payable semiannually in May and November.

At the option of the Company, accrued interest can be paid in cash or added to the principal amount of the notes. The Company elected to add accrued interest of approximately $335,000 and $319,000 during fiscal years 2005 and 2004, respectively, to the balance of the notes. As of August 31, 2005 the balance of the notes is approximately $7.0 million.

7.	Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. At August 31, 2005, the Company had approximately $40.3 million of net operating losses and $45,000 of statutory depletion carry forward for tax return purposes. These losses expire in varying amounts between 2012 and

2025 and utilization could be limited if the Company experienced a change in control as defined in the Internal Revenue Code.

Due to the net operating loss, no income tax expense was recorded in the consolidated statements of operations.

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended August 31,
	2005	2004
Federal statutory income tax rate	(34%)	(34%)
Increase in valuation allowance	34%	34%

Effective rate	–	–

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at August 31, 2005 and 2004 are as follows:

	2005	2004
(In thousands)
Deferred tax assets:
Property impaired for financial reporting, but capitalized for tax; offset by intangible drilling and other exploration costs capitalized for financial reporting purposes but deducted for tax purposes	$–	$2,500
Asset retirement obligation	444	400
Tax loss carryforward	15,296	11,400

Total deferred tax assets	15,740	14,300
Deferred tax liabilities:
Property impaired for financial reporting, but capitalized for tax; offset by intangible drilling and other exploration costs capitalized for financial reporting purposes but deducted for tax purposes	(1,269)	–

Net deferred tax asset	14,471	14,300
Valuation allowance	(14,471)	(14,300)

Net deferred taxes	$–	$–

The valuation allowance increased by approximately $171,000 and $500,000 in 2005 and 2004, respectively.

8.	Stockholders’ Equity:

Preferred Stock –In April 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation pursuant to which the Company was authorized to issue 1,000,000 shares of preferred stock, with a par value of $.001 per share. Such shares of preferred stock may be issued with such preferences and rights as determined by the Board of Directors.

Common Stock – During the year ended August 31, 2004, the Company completed the sale of 7.5 million shares of common stock pursuant to a private placement at a price of $1.09 per share. The first tranche of the Placement, consisting of 4.5 million shares and approximately $4.9 million in gross proceeds, was received and accepted in early May 2004. The second tranche of the Placement, consisting of 3.0 million shares and approximately $3.3 million in gross proceeds, was received and accepted in late June 2004. Costs of the offering were approximately $1.1 million which included warrants valued at approximately $353,000.

During the year ended August 31, 2004, the Company issued 125,000 shares of common stock for an interest in oil and gas properties, valued as of the date of the transaction at $90,000 ($.72 per share). The Company also issued 186,403 shares of common stock for an interest in rights to oil and gas technology, valued as of the date of the transaction at approximately $248,000 ($1.33 per share).

Warrants – During the year ended August 31, 2004, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $.65 per share through December 1, 2006, for rights to oil and gas technology. The warrants are valued at $34,000, based on the Black-Scholes option pricing model, and this amount was included in oil and gas properties for the year ended August 31, 2004. During fiscal 2004, the Company also issued warrants in partial payment of a commission for financial advisory services performed in connection with the private placement of common stock in May and June, 2004. Included in this issuance was (i) a warrant to purchase 225,000 shares of common stock at an exercise price of $1.30 per share and (ii) a warrant to purchase 150,000 shares of common stock at an exercise price of $1.24 per share. These warrants expire on May 5, 2009 and June 11, 2009, respectively. The warrants are valued at $229,500 and $123,000, respectively, based on the Black-Scholes option pricing model, and these amounts were included as costs associated with the private placement in additional paid-in capital for the year ended August 31, 2004.

At August 31, 2005, the status of outstanding warrants is as follows:

Issue	Shares	Exercise	Expiration
Date	Exercisable	Price	Date
May 9, 2002	200,000	$1.49	May 8, 2007
December 1, 2003	100,000	$0.65	December 1, 2006
May 5, 2004	225,000	$1.30	May 5, 2009
June 11, 2004	150,000	$1.24	June 11, 2009
At August 31, 2005, the weighted average remaining contractual life of outstanding warrants was 2.6 years.
Stock Options – Under two stock option plans, options to purchase common stock may be granted until 2010. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grants. Generally, options vest 1/3 each year for a period of three years from grant date and can have a maximum term of up to 10 years. Options are issued to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,250,000 shares of common stock for these plans. At August 31, 2005 and 2004, options to purchase 604,250 and 731,000 shares, respectively, were available to be granted pursuant to the stock option plans.
The status of outstanding options granted pursuant to the plans are as follows:

		Weighted Avg.	Weighted Avg. Fair
	Number of Shares	Exercise Price	Value
Options Outstanding – August 31, 2003	2,216,500	$2.07
Granted	843,000	$.95	$.61
Exercised	(51,666)	$.29
Expired	(824,000)	$1.87

Options Outstanding – August 31, 2004	2,183,834	$1.76
Granted	675,000	$1.08	$.68
Exercised	(75,834)	$.76
Expired	(548,250)	$2.43

Options Outstanding – August 31, 2005	2,234,750	$1.41

Exercisable as of August 31, 2005	1,213,500	$1.76

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	2005	2004
Expected option life-years	5-10	3-5
Risk-free interest rate	3.3 – 4.0%	3.1 – 3.9%
Dividend yield	0	0
Volatility	57 – 83%	62 – 125%
At August 31, 2005 and 2004, the number of options exercisable was 1,213,500 and 1,076,168, respectively, and the weighted average exercise price of these options was $1.76 and $1.64, respectively.

	Options Outstanding
		Remaining
	August 31,	Contractual Life	Options Exercisable
Exercise Price	2005	(years)	at August 31, 2005
$0.29 – $0.46	400,000	4	283,334
$0.92 – $0.96	605,000	6	145,000
$1.02 – $1.30	739,750	4	385,166
$1.46 – $1.82	300,000	3	210,000
$5.44 – $5.98	190,000	1	190,000

Total	2,234,750		1,213,500

9.	Commitments and Contingencies

On July 29, 2005, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Beaumont Division against Samson Lone Star Limited Partnership (“Samson”) and Samson’s parent company, Samson Resources Corp. The Company alleged in its complaint that Samson, the operator of a producing gas well in Jefferson County, Texas named the Sun Fee No. 1 Sidetrack Well (the “Sun Fee Well”), has breached its obligations to the Company, which owns interests in the property on which the Sun Fee Well is located, by joining, without authorization, the Sun Fee Well into a unit with other properties in which the Company has no interest, many of which are non-productive. Samson has a large interest in these properties that Samson has joined into the unit. Pursuant to Samson’s proposed pooling configuration, the Company’s working and overriding royalty interests in the Sun Fee Well would be reduced substantially. The Company believes that Samson has no legal or contractual right to reduce the Company’s interests in this manner. The Company is seeking monetary damages for all payments due and owing to the Company based on the proper, undiluted interests in the property. On September 13, 2005, the Court entered a Preliminary Injunction ordering Samson to return the Company to pay status for the undisputed amounts upon which Samson had been paying the Company prior to the filing of the suit.

On August 22, 2005, Samson filed a lawsuit in District Court for Jefferson County, Texas, 58th Judicial District against the Company, claiming that Samson has the right to serve as operator to drill and operate on the property to the east of the Sun Fee Well, which is located on property in which the Company owns a majority interest. The Company holds a 100% interest in oil and gas leases that comprise 75% of the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces. In June 2005, the Company notified Samson of its intention to drill a well on this property and offered Samson the opportunity to participate in the well. Samson elected to participate in the well and demanded to be allowed to operate the well. Upon the Company’s initial preparation of the drill site, which began in August 2005, Samson filed a lawsuit seeking a judicial declaration of Samson’s exclusive right to operate the well and injunctive relief enjoining the Company from continuing its drilling operations or serving as operator.

     The Company will continue to vigorously pursue and defend its rights with respect to the foregoing litigations. The Company intends to continue to move forward with construction of the potential drill site and to drill the well in order to protect its interests in the underlying leases until such time as the issue is fully adjudicated.
     On November 2, 2005, an adversary proceeding was filed against the Company in the on-going bankruptcy proceeding of Venus Exploration Company (“Venus”) in the U.S. Bankruptcy Court for the Eastern District of Texas. In the adversary proceeding, the Venus Exploration Trust, representing the interests of the secured creditors (the “Trust”), seeks a full accounting, with interest and attorneys’ fees, of the net profits interest accounts established under the Net Profit Conveyance by which the Company purchased Venus’ assets and is to account for proceeds generated from certain identified, potential income-generating projects less costs. Presently, proceeds are generated by the Nome and Madison projects in Jefferson County, Texas. The Trust also seeks reformation of the conveyance whereby future proceeds shall be paid by third-part purchasers directly to the Trust, from which the Company may subsequently request reimbursement of costs. Upon reconsideration of an initial good-faith deduction of costs for anticipated drilling operations on the two projects and prior to the filing of the adversary proceeding, the Company forwarded to the Trust a payment in excess of $820,970, including interest, with over 35 pages of detailed accounting. The Company has entered discussions with the Trust to withdraw and dismiss the proceeding in light of the payment, which discussions are pending the return of the Trust’s counsel from foreign travel. As a result, the lawsuit has not been served on the Company. Should the Trust refuse to dismiss and proceed with service, the Company will vigorously defend its interests against the claims in this proceeding.
     Other Commitments and Contingencies
     The following table summarizes the Company’s obligations and commitments, as of August 31, 2005 to make future payments under its convertible notes payable and office lease for the periods specified (in thousands):

		Payments Due By Period
Contractual
Obligations	Total	2006	2007	2008	2009	Thereafter
Convertible Notes	$8,474	$—	$—	$—	$8,474	$—
Office Leases	163	70	70	23	—	—

Total Contractual Cash Obligations	$8,637	$70	$70	$23	$8,474	$—

The above schedule assumes convertible note interest payments will be added to the principal amount (which is at the discretion of the Company), and the entire balance will be paid in full on maturity of May 24, 2009, and there will be no conversion of debt to common stock.
Rent expense was approximately $57,000 and $114,000 for the years ended August 31, 2005 and 2004, respectively.
Delay Rentals – In conjunction with the Company’s working interests in undeveloped oil and gas prospects, the Company must pay approximately $129,000 in delay rentals and other costs during the fiscal year ending August 31, 2006 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.
Environmental – Oil and gas producing activities are subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
Contingencies – The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.
10.	Operations by Geographic Area

Segment Information has been prepared in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company had two geographic reporting segments within the oil and gas exploration, development and production segment. Corporate expenses are not allocated to the geographic segments. The segment data present below was prepared on the same basis as the Consolidated Financial Statements.
Year ended August 31, 2005

	Oil and Gas Operations
		United
	Canada	States	Total	Corporate	Total

Revenue	$1	$6,101	$6,102	$—	$6,102
Expenses
Operating Costs	(5)	(1,099)	(1,104)	—	(1,104)
Net Profits interest expense	—	(1,343)	(1,343)	—	(1,343)
Depreciation, depletion and amortization expense	—	(860)	(860)	—	(860)
Impairment of oil and gas properties	(580)	—	(580)	—	(580)
Asset retirement obligation accretion	—	(25)	(25)	—	(25)

Earnings (loss) from operations	(584)	2,774	2,190	—	2,190
Corporate
General and administrative				(1,909)	(1,909)
Depreciation and amortization				(8)	(8)
Interest income and other expenses				82	82
Interest expense				(343)	(343)

Earnings (loss) before income taxes	$(584)	$2,774	$2,190	$(2,178)	$12

Capital Expenditures	$37	$5,825	$5,862	$10	$5,872

Property and equipment, net	$15	$13,227	$13,242	$29	$13,271

Year ended August 31, 2004

	Oil and Gas Operations
		United
	Canada	States	Total	Corporate	Total

Revenue	$—	$863	$863	$—	$863
Expenses Operating Costs	(3)	(332)	(335)	—	(335)
Depreciation, depletion and amortization expense	—	(160)	(160)	—	(160)
Asset retirement obligation accretion	—	(100)	(100)	—	(100)

Earnings (loss) from operations	(3)	271	268	—	268
Corporate
General and administrative				(1,324)	(1,324)
Depreciation and amortization				(13)	(13)
Interest income and other expenses				37	37

	Oil and Gas Operations
		United
	Canada	States	Total	Corporate	Total
Interest expense				(327)	(327)

Earnings (loss) before income taxes	$(3)	$271	$268	$(1,627)	$(1,359)

Capital Expenditures	$558	$4,545	$5,103	$11	$5,114

Property and equipment, net	$558	$8,293	$8,851	$27	$8,878

11.	Subsequent Events

In mid-October 2005, the Company completed a Private Equity Placement consisting of the sale of 6.328 million shares of common stock at a price of $1.30 per share to a group of institutional and accredited individual investors. Proceeds from the Placement will be used for general corporate purposes and costs associated with the Company’s development drilling portfolio.

12.	Estimate of Proved Oil and Gas Reserves (Unaudited)

At August 31, 2005, the estimated oil and gas reserves presented herein were derived from a report prepared by Ryder Scott Company, an independent petroleum engineering firm. All reserves are located within the continental United States. The Company had no oil and gas reserves at August 31, 2003. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The oil and gas reserve estimates presented below include all activity from the Company’s oil and gas properties for 2005 and 2004. The Company had no proved reserves as of August 31, 2003. The Company realized production from its East Lost Hills prospect in 2004, but has not recorded any proved reserves as it had been previously determined that reserves from this prospect were not economic to produce. Revisions of previous estimates for 2004 are solely the result of the current year production from the East Lost Hills prospect, and these amounts are also included in production for 2004.

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

Analysis Of Changes In Proved Reserves – Estimated quantities of proved developed and undeveloped reserves, as well as the changes during the years ended August 31, 2004 and 2005, are as follows:

	Oil and Natural Gas	Natural
	Liquids	Gas
	(Bbls)	(Mcf)
Proved reserves at September 1, 2003	–	–
Purchase of reserves	629,573	1,064,205
Revisions of previous estimates	12,044	20,362
Extensions and discoveries	57,219	370,927
Production	(13,971)	(62,494)

Proved reserves at August 31, 2004	684,865	1,393,000

Purchase of reserves	—	1,610,852
Revisions of previous estimates	(80,027)	171,634

	Oil and Natural Gas	Natural
	Liquids	Gas
	(Bbls)	(Mcf)
Extensions and discoveries	23,475	884,579
Production	(62,289)	(392,065)

Proved reserves at August 31, 2005	566,024	3,668,000

Proved developed reserves – end of year
August 31, 2004	559,629	842,000
August 31, 2005	503,767	1,345,000
The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved oil and gas reserves. Estimated future cash inflows were computed by applying year end (August 31) prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) averaging $66.95 and $40.97 per Bbl of oil and $11.74 and $4.49 per mcf of gas for 2005 and 2004, respectively, to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future corporate overhead expenses and interest expense have not been included. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.
          Standardized Measure of Estimated Discounted Future Net Cash Flows
          (in thousands)

	2005	2004

Future cash inflows	$80,966	$34,192
Future cash outflows:
Production cost(1)	(24,168)	(13,519)
Development cost	(5,255)	(2,426)

Future net cash , before income taxes	51,543	18,247
Future income taxes	(813)	–

Future net cash flows	50,730	18,247
Adjustment to discount future annual net cash flows at 10%	(21,978)	(7,203)

Standardized measure of discounted future net cash flows	$28,752	$11,044

(1) Production costs include lease operating expenses, production and ad valorem taxes and net profits expense.
The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ending August 31, 2005 and 2004, respectively.
Changes in Standardized Measure of Estimated Discounted Net Cash Flows
(in thousands)

	2005	2004

Standardized measure, beginning of period	$11,044	$–
Sales of oil and gas, net of production costs and taxes	(3,655)	(528)
Purchase of reserves in place	7,232	6,942
Net change in sales prices, net of production cost	10,062	2,725
Discoveries, extensions and improved recoveries, net of future development cost	7,100	1,464
Development costs incurred	682	–
Change in future development costs	143	(692)
Revisions of quantity estimates	(4,398)	314
Changes in future income tax	(504)	–
Accretion of discount	1,046	–
Other	–	819

Standardized measure, end of period	$28,752	$11,044

SUBSIDIARIES OF THE REGISTRANT

Name	State of Incorporation or Organization
PYR Cumberland LLC	Colorado
PYR Mallard LLC	Colorado
PYR Pintail LLC	Colorado

Exhibit Index

Number	Description
23.1	Consent of HEIN & Associates LLP.

23.2	Consent of Ryder Scott Company

31	Rule 13a – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002