Form 10QSB
period 2006-02-28
PYR ENERGY CORP
filed 2006-04-13
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                          Commission File No. 001-15511



                             PYR ENERGY CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



               Maryland                                  95-4580642
               --------                                  ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 1675 Broadway, Suite 2450, Denver, CO                    80202
---------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)


                                 (303) 825-3748
                                 --------------
              (Registrant's telephone number, including area code)


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


     There were 37,915,259 shares of $.001 par value common stock outstanding on March 31, 2006.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements                                        3

                  Balance Sheets - February 28, 2006 (Unaudited)
                  and August 31, 2005                                         3

                  Statements of Operations - Three and Six Months
                  Ended February 28, 2006 and February 28, 2005
                  (Unaudited)                                                 4

                  Statements of Cash Flows - Six Months Ended
                  February 28, 2006 and February 28, 2005 (Unaudited)         5

                  Notes to Financial Statements                               7

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation                                                  11

         Item 3.  Controls and Procedures                                    21

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          22

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of Proceeds                                                23

         Item 3.  Defaults Upon Senior Securities                            23

         Item 4.  Submission of Matters to a Vote of Security Holders        23

         Item 5.  Other Information                                          23

         Item 6.  Exhibits                                                   23

         Signatures                                                          24


ITEM 1. FINANCIAL STATEMENTS
                                 PYR ENERGY CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                          (in thousands, except per share data)

                                                                  February 28  August 31,
                                                                      2006        2005
                                                                    --------    --------
                                                                  (Unaudited)
                                         ASSETS
CURRENT ASSETS
   Cash                                                             $  6,713    $  2,934
   Oil and gas receivables                                             1,584       1,618
   Other receivables                                                     333         124
   Prepaid expenses and other assets                                     117          59
                                                                    --------    --------
      Total current assets                                             8,747       4.735
                                                                    --------    --------

PROPERTY AND EQUIPMENT
   Oil and gas properties under full cost, net                        18,280      13,242
   Furniture and equipment, net                                           44          29
                                                                    --------    --------
                                                                      18,324      13,271
                                                                    --------    --------
OTHER ASSETS
   Deferred financing costs and other assets                              30          80
                                                                    --------    --------
TOTAL ASSETS                                                        $ 27,101    $ 18,086
                                                                    ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $    789    $     89
   Amounts due oil and gas property owners                               148        --
   Accrued net profits interest payable                                  455       1,287
   Other accrued liabilities                                             585         378
   Asset retirement obligation                                           904         904
                                                                    --------    --------
      Total current liabilities                                        2,881       2,658
                                                                    --------    --------

LONG TERM LIABILITIES
   Convertible notes                                                   7,133       6,958
   Asset retirement obligation                                           308         293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares;
            issued and outstanding - none                               --          --
   Common stock, $.001 par value; authorized 75,000,000 shares;
            issued and outstanding -  37,915,259 at 02/28/06 and
            31,640,259 shares at 8/31/05                                  38          32
   Capital in excess of par value                                     51,259      43,294
   Accumulated deficit                                               (34,518)    (35,149)
                                                                    --------    --------
      Total stockholders' equity                                      16,779       8,177
                                                                    --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 27,101    $ 18,086
                                                                    ========    ========


                     See notes to consolidated financial statements.


                                              PYR ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                 February 28,                    February 28,
                                                         ----------------------------    ----------------------------
                                                             2006            2005            2006            2005
                                                         ------------    ------------    ------------    ------------
                                                               (in thousands, except share and per share data)
REVENUES
   Oil and gas revenues                                  $      2,069    $      1,196    $      4,072    $      2,278
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Lease operating expenses                                       331             120             575             329
   Production taxes, gathering and transportation                 141              84             265             155
   Net profits interest expense                                   320             232             580             355
   Depletion, depreciation, amortization and accretion            509             173             866             217
   General and administrative                                     584             498           1,087           1,009
                                                         ------------    ------------    ------------    ------------
        Total operating expenses
                                                                1,885           1,107           3,373           2,065
                                                         ------------    ------------    ------------    ------------


INCOME FROM OPERATIONS                                            184              89             699             213

OTHER INCOME (EXPENSE)
   Interest income                                                 68              25             115              45
   Other income                                                     5               4               5               8
   Interest (expense)                                             (89)            (84)           (188)           (168)
   Other (expense)                                                  7              (4)           --                (7)
                                                         ------------    ------------    ------------    ------------
        Total other income (expense)                              (9)            (59)             (68)           (122)
                                                         ------------    ------------    ------------    ------------

NET INCOME                                               $        175    $         30    $        631    $         91
                                                         ============    ============    ============    ============

NET INCOME PER COMMON

SHARE -BASIC AND DILUTED                                 $       0.00    $       0.00    $       0.02    $       0.00
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
       BASIC                                                   37,915          31,565          36,658          31,565
       DILUTED                                                 38,623          32,130          37,353          32,087



                                  See notes to consolidated financial statements.


                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended February 28,
                                                        -----------------------------
                                                               2006      2005
                                                             -------    -------
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   631    $    91
Adjustments to reconcile net income to
net cash provided by operating activities
   Depletion, depreciation, amortization and accretion           866        217
   Amortization of financing costs                                 2          2
   Interest expense converted into debt                          175        167
   Stock option issued for director service                     --           15
   Stock option expense for non-qualifying options issued          9       --
Changes in current assets and liabilities
   Decrease (increase) in accounts receivable                    107       (997)
   Increase in prepaids and other receivables                    (59)       (19)
   Increase in accounts payable                                  556        122
   Increase in amounts due oil and gas property owners           148       --
   (Decrease) increase in net profits interest liability        (832)       355
   Increase in accrued expenses                                  207         49
                                                             -------    -------
         Net cash provided by operating activities             1,810          2
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions of furniture and equipment                          (21)       (11)
   Additions to oil and gas properties                        (6,138)    (1,659)
   Proceeds from exercise of exploration options                --          750
   Proceeds from sale of  properties                             118         49
                                                             -------    -------
         Net cash used in investing activities                (6,041)      (871)
                                                             -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                        8,157       --
     Proceeds from exercise of stock options                    --            3
     Offering costs                                             (177)      --
     Other                                                        30       --
                                                             -------    -------
         Net cash provided by financing activities             8,010          3
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH                                3,779       (866)

CASH, BEGINNING OF PERIODS                                     2,934      6,038
                                                             -------    -------

CASH, END OF PERIODS                                         $ 6,713    $ 5,172
                                                             =======    =======


                 See notes to consolidated financial statements.


                                       PYR ENERGY CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                             (continued)


SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                         Six Months Ended February 28,
                                                                         -----------------------------
                                                                                2006         2005
                                                                             ----------   ----------
                                                                                   (Unaudited)

Cash paid for interest and income taxes                                      $     --     $     --

Non-cash financing activities:
         Net increase in payables for capital expenditures                          144          131
         Debt issued for interest                                                   175          167
         Property sale - proceeds received in third quarter                         280
         Third party exercise of right to drill option (collected in 2005)         --            750
         Asset retirement obligation increase                                         1           14









                           See notes to consolidated financial statements.

                                                 6

                             PYR ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                                February 28, 2006
                                   (Unaudited)


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended February 28, 2006 are not necessarily indicative of the operating results for the entire year.

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

     Our financial statements are based on a number of significant estimates, including collectibility of receivables, selection of the useful lives for property and equipment, timing and costs associated with its retirement obligations and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.

     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, our oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. These prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves, which are considered significant estimates by us, and which are subject to changes. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves) and may impact the impairment analysis of the our full cost pool.

     Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible equity instruments, such as convertible notes payable, stock options and warrants. The dilutive effect of such securities was insignificant for the three months ended November 30, 2005 and 2004, respectively. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                              Three Months Ended   Six Months Ended
                                                  February 28,        February 28,
                                               -----------------   -----------------
                                                2006      2005      2006      2005
                                               -------   -------   -------   -------
     Numerator:
          Numerator for basic and diluted
            earnings per share - income
            available to common stockholders   $   175   $    30   $   631   $    91
     Denominator:
          Denominator for basic earnings
            per share -weighted average
            shares outstanding                  37,915    31,565    36,658    31,565
          Effect of dilutive securities -
             stock options and warrants            708       565       695       522
                                               -------   -------   -------   -------
          Denominator for diluted
             earnings per common share          38,623    32,130    37,353    32,087
                                               =======   =======   =======   =======

     Basic  and diluted earnings
       per common share                        $  0.00   $  0.00   $  0.02   $  0.00
                                               =======   =======   =======   =======


     Share Based Compensation - In October 1995, the Financial Accounting
     Standards Board issued Statement of Financial Accounting Standards No. 123,
     Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to account for our employee stock compensation plans as prescribed under APB
     25. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, our net income and income per share for the quarters and six months ended February
     28, 2006 and 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

                                               Three Months Ended   Six Months Ended
                                                   February 28,       February 28,
                                               ------------------   ----------------
                                                 2006      2005       2006     2005
                                                ------    ------     ------   ------

     Net income as reported                      $ 175    $  30      $ 631    $  91
     Deduct total compensation cost determined
     under the fair value base method for all
     awards                                        (87)     (83)      (318)    (166)
                                                 -----    -----      -----    -----


     Pro forma net income (loss)                 $  88    $ (53)     $ 313    $ (75)
                                                 =====    =====      =====    =====

     Net pro forma income (loss) per share:
        As reported - Basic and Dilutive         $0.00    $0.00      $0.02    $0.00
                                                 =====    =====      =====    =====
        Pro forma - Basic and Dilutive           $0.00    $0.00      $0.01    $0.00
                                                 =====    =====      =====    =====


     Reclassification - Certain reclassifications have been made to the February
     28, 2005 financial statements to conform to February 28, 2006 presentation.
     Such reclassifications had no effect on net income.

     Recent Accounting Pronouncements - In December 2004, the Financial
     Accounting Standards Board ("FSAB") issued its final standard on accounting for employee stock options, SFAS No. 123 (Revised 2004), Share-Based
     Payment (SFAS 123 (R)). SFAS 123 (R) replaces SFAS No. 123, Accounting for
     Stock-Based Compensation (SFAS 123), and supersedes APB 25, Accounting for
     Stock Issued to Employees. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee

                                       8

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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation", as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no effect on our financial position or results of operations for the six months ended February 28, 2006.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. We are required to adopt this Statement as of the beginning of our first fiscal year that begins after September 15, 2006, which for us will be the first quarter of fiscal 2008. The adoption of this Statement will have no effect on our financial position or results of operations.


2.   STOCKHOLDERS' EQUITY
     --------------------

          In mid-October 2005, we completed a private placement in which we sold 6,327,250 shares of common stock at a price of $1.30 per share to a group of accredited institutional and individual investors. We received approximately $8.0 million in net proceeds after deducting related offering expenses. In addition, we issued warrants to purchase 52,500 shares of common stock in partial payment of a commission for financial advisory services performed in connection with the private placement. The warrants have an exercise price of $1.30 and expire in five years. The proceeds received from the private placement will be used for general corporate purposes and costs associated with our drilling portfolio.

          In December 2005, we filed a registration statement to register the re-sale of the securities issued pursuant to this private placement by the investors. This registration statement became effective in January 2006.

3.   CONTINGENCIES
     -------------

          On July 29, 2005, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Beaumont Division against Samson Lone Star Limited Partnership ("Samson") and Samson's parent company, Samson Resources Corp. The Company alleged in its complaint that Samson, the operator of a producing gas well in Jefferson County, Texas named the Sun Fee No. 1 Sidetrack Well (the "Sun Fee Well"), has breached its obligations to the Company, which owns interests in the property on which the Sun Fee Well is located, by joining, without authorization, the Sun Fee Well into a unit with other properties in which the Company has no interest, many of which are non-productive. Samson has a large interest in the properties that Samson has joined into the unit. Pursuant to Samson's proposed pooling configuration, the Company's working and overriding royalty interests in the Sun Fee Well would be reduced substantially. The Company believes that Samson has no legal or contractual right to reduce the Company's interests in this manner. The Company is seeking monetary damages for all payments due and owing to the Company based on the proper, undiluted interests in the property. On September 13, 2005, the Court entered a Preliminary Injunction ordering Samson to return the Company to pay status for the undisputed amounts upon which Samson had been paying the Company prior to the filing of the suit. On December 23, 2005, Samson filed a motion for summary judgment on the Company's claims, to which the Company filed its response on January 3, 2006, rigorously denying that Samson has grounds in law or fact for the requested relief. Further, on January 17,

     2006, Samson filed a counterclaim for an unspecified overpayment to the Company, which was clarified by a subsequent filing on February 14, 2006, that it was disputing the unit interest originally attributed to the Company and now asserting that the Company's net revenue unit interest is approximately 4.7%. On March 28, 2006, the Court denied a motion by Samson to modify the present injunction to allow payment upon the lower amount. The Company has also filed additional claims against Samson for breach of contract or reformation of the certain assignment issued by Samson to the Company in April 2005 upon which Samson bases its present counterclaim. The outcome of the litigation will determine whether PYR's ownership in the Sun Fee Well consists of (a) the 5.7% net revenue interest (consisting of a 5.19% working and a 1.5% overriding royalty interest) that was formerly the portion that was not contested by Samson and represents the amount of the payments that Samson, as operator, has been paying PYR and that PYR has been recording in its financial statements; or (b) the 4.7% net revenue interest that Samson asserted in its February 14, 2006 filing; or (c) a net revenue interest higher than 5.7% as a result of the Company's prevailing on part or all of its claims that it owns an 8.33% working interest as well as an overriding royalty interest greater than 1.5%.

          Samson has informed the Company that it will dismiss the suit that it filed against the Company on August 22, 2005 in District Court for Jefferson County, Texas, 58th Judicial District seeking to enjoin or prevent the Company from drilling a planned well on the approximately 400-acre property directly east of the Sun Fee Well on the grounds that it, Samson, has the exclusive right to serve as operator to drill the proposed well. The Company holds a 100% interest in oil and gas leases that comprise 75% of the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces.

          On February 15, 2006, the Company filed a motion in the on-going bankruptcy proceeding involving Venus Exploration Company ("Venus") in the U.S. Bankruptcy Court for the Eastern District of Texas requesting that the Bankruptcy Court uphold its Order of April 9, 2004 approving the Company's purchase of Venus' remaining assets free and clear of any obligations under a pre-bankruptcy Operating Agreement between Venus and Trail Mountain Inc. ("Trail Mountain") that required Venus and Trail Mountain to offer each other participation in subsequently acquired oil and gas properties. The Company believes and has asserted in its motion that the pre-bankruptcy Operating Agreement was not listed among the contracts that were assigned to it under the sale in and under the approval of the Bankruptcy Court. Trail Mountain, along with two other parties, has filed an objection to the Company's motion asserting that the Company is obligated to offer an opportunity to Trail Mountain to share in the lease upon which the proposed well is to be drilled. If Trail Mountain is successful, it will lead to a potential 50% reduction in the Company's interest in the lease, but could also lead to a corresponding assignment of interests in properties acquired by Trail Mountain, including certain properties assigned to the Sidetrack Unit.

          The Company will continue to vigorously pursue and defend its rights with respect to the foregoing litigations.

4.   PROPERTY ACQUISITION AND DIVESTITURES
     -------------------------------------

          In December 2005, we acquired additional working interests in the Hansford project, located in Hansford County of the Texas panhandle, from multiple private entities for $1.7 million. The acquisition includes approximately 1.95 Bcf of proved reserves of which 86% are undeveloped and 2,265 acres of leasehold. Following this acquisition, we own 100% working interest on a majority of the acreage which includes two producing wells and a well that has been drilled, cased and is awaiting completion.

          In addition, in December 2005, we sold our interest in certain leasehold acreage located in our School Road prospect in California for approximately $96,000.

          In February 2006, we sold our interest in approximately 250 acres in the Merganser prospect located in Leon County, Texas for approximately $280,000.

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

Liquidity and Capital Resources

     Our primary sources of liquidity historically have been from sale of our common stock, issuance of convertible notes, and to a much lesser extent, net cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. At February 28, 2006, we had approximately $5.9 million in working capital and cash of $6.7 million.

Cash Flow from Operating Activities
-----------------------------------

     Net cash provided by operating activities was $1.8 million and $2,000 for the six months ended February 28, 2006 and 2005, respectively. The increase in net cash provided by operating activities was substantially due to the increase in production revenues, net of increases in expenses. See "Results of Operations" for discussion of changes in revenues and expenses. Non-cash charges increased principally due to higher depreciation, depletion and amortization associated with increased production and higher depletion rates. Changes in current assets and liabilities increased cash flow from operations by $126,000 in the six months ended February 28, 2006 compared with a decrease in cash flows from operations of $491,000 in the same period in 2005. The increase in current assets and liabilities for the current period is principally attributed to increases in accounts payable and accrued expenses related to our drilling activity. This increase was offset, in part, by a decrease in the net profits liability resulting from net profits payments.

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

Capital Expenditures
--------------------

     Our capital expenditures approximated $6.2 million and $1.7 million for the first six months ended February 28, 2006 and 2005, respectively. The total for the current period includes principally $3.5 million for drilling, development, exploration and exploitation, $1.7 million for the purchase of additional working interest in properties located in Hansford County, Texas and $1.0 for leasehold costs. Drilling costs for the current period were incurred principally on two wells located in Texas, the Chisum #1 well and the Lackey Gas Unit #2 well, and on the #1-30 Duck Federal well located in Wyoming.

     During the six months ended February 28, 2005, we received $750,000 for a non-refundable option fee from Suncor Energy Natural Gas America, Inc. ("SENGAI") pursuant to an Exploration Option Agreement between the Company and SENGAI covering our Rogers Pass exploration project in the foothills of west-central Montana.

     We currently anticipate our capital budget will be approximately between $7.5 and $11.0 million for fiscal year 2006, which will be used for a diverse portfolio of development and exploration wells in our core areas of operation. We may consider selling down a portion of our interests in some of our exploration and development projects to industry partners to generate additional funds to finance our 2006 capital budget. We are projecting that cash on hand, cash available from operating activities, and funds from the partial sale of our interest in some prospects will be sufficient to fund our 2006 capital budget.

Financing Activities
--------------------

     In mid-October 2005, we completed a private placement in which we sold 6,327,250 shares of common stock at a price of $1.30 per share, to a group of accredited institutional and individual investors. Net proceeds from this placement of approximately $8.0 million will be used for general corporate purposes and costs associated with our development drilling portfolio located principally in the Rocky Mountains and Texas.

     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. We have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the fiscal year ending August 31, 2006 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, cash on hand' and the results of our activities. We anticipate spending a minimum of approximately between $7.5 and $11.0 million on exploration and development activities during our fiscal year ending August 31, 2006. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

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

     The following is a summary of our production and exploration areas and significant projects. While actively pursuing specific exploration activities in each of the following areas, we continually review additional opportunities in these core areas and in other areas that meet our production and exploration criteria.

Rocky Mountain Exploration
--------------------------

     Mallard Project. The #1-30 Duck Federal well has been completed and is flowing to gas sales. The well has been opened up slowly (currently at a 15% choke) in an attempt to reach a stabilized flow rate. Since initial production, the flow rate has been inhibited by surface facility and water disposal limitations that have not allowed stabilized production flow to occur to date. Currently, on a constrained 15% choke, the well is averaging 6 to 7 MMcf per day of gas production with 175 barrels of associated condensate and approximately 1000 barrels of water at a flowing casing pressure (up 7" casing) of approximately 1000 psi. As part of our processing agreement, the plant operator is disposing of the water. Production to sales commenced in mid-March, and as such revenues and volumes from this well are not included in the quarter's financial statement. The Mission Canyon is the primary producing zone within the nearby Whitney Canyon-Carter Creek Field, which has produced over 2.1 Tcfe to date. The #1-30 Duck Federal well represents a development step out well. We believe there are additional PUD locations to drill on structure. We own a 28.75% working interest in the well and surrounding acreage. It is anticipated that PYR and the working interest partners will acquire approximately 20 square miles of 3-D seismic data during the summer of 2006 in order to better delineate additional drilling opportunities in the area.

     Ryckman Creek Project. We have leased approximately 1,820 net acres, covering the majority of the abandoned Ryckman Creek field, in the Overthrust region of southwestern Wyoming. Ryckman Creek, located 6 miles east of our Mallard prospect, was discovered in 1975 and produced approximately 250 Bcfe prior to abandonment. We believe that significant remaining recoverable gas reserves were stranded in Ryckman Creek upon abandonment. We are currently analyzing production and geologic data to determine potential reserves in multiple zones, including the Twin Creek, Nugget, and Thaynes Formations, in the field. Due to rig availability timing, it is anticipated that additional development activity of the Ryckman Creek project will not occur until sometime in the latter half of calendar 2006.

     Montana Foothills Project. Following the plugging and abandonment of the Flesher Pass exploratory well in August 2005, the Company has re-evaluated exploration prospects associated with its undeveloped acreage in the project and has elected to release most of its undeveloped acreage position.

Texas and Gulf Coast Exploration
--------------------------------

     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. One such location resulted in the Sun Fee GU #1-ST well (the "Sun Fee Well"), which produces from the upper Yegua, and was initiated in late May 2004, and beginning in early June 2005, averaged approximately 19MMcfe per day. Current production is averaging 12MMcfe per day. Cumulative production since inception is in excess of 9.1 Bcfe through end of February, 2006. When the well reached payout on October 13, 2004, we were placed in pay status as a working interest participant in the well. Based on pooling of lands into the Sun Fee Gas Unit by the operator, our current working interest in the well and associated lands is 5.19% with a 1.5% overriding royalty interest although Samson Lone Star L.P. ("Samson"), the operator of the wells, asserted in a filing on February 14, 2006 that our working interest should be only 4.7%, approximately. Together with our partners, we control approximately 4,200 acres of gross leasehold acres in the project. We intend to drill a well (Tindall #1), offsetting by approximately 1600 feet the Sun Fee GU #1-ST, in 2006 subject to drilling rig availability. Based on a title opinion, we calculate our working interest in the Tindall #1 well to be 100%, although we anticipate that other parties may dispute this amount. Samson filed a lawsuit seeking a judicial declaration of Samson's exclusive right to operate the Tindall well as well as injunctive relief enjoining the Company from continuing its drilling operations or serving as operator. In early April 2006, Samson indicated its interest to withdraw this lawsuit.

     We are currently in litigation with the operator of the Sun Fee Well, Samson Lone Star L.P. ("Samson"), concerning, among other matters, Samson's pooling of certain lands into the production unit and corresponding reduction in PYR's working interest. The outcome of the litigation will determine whether PYR's ownership in the Sun Fee Well consists of (a) the 5.7% net revenue interest (consisting of a 5.19% working and a 1.5% overriding royalty interest) that was formerly the portion that was not contested by Samson and represents the amount of the payments that Samson, as operator, has been paying PYR and that PYR has been recording in its financial statements; or (b) the 4.7% net revenue interest that Samson asserted in its February 14, 2006 filing; or (c) a net revenue interest higher than 5.7% as a result of the Company's prevailing on part or all of its claims that it owns as 8.33% working interest as well as an overriding royalty interest greater than 1.5%.

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

     Madison prospect, located in the northern part of the Constitution Field, Jefferson County, Texas, is an exploitation project to test multiple sand intervals within the expanded Yegua section, downthrown to a major growth fault. The Maness GU #1 well, in which we have a 12.5% working interest, started production in mid-August 2004, and from inception through February 2006 the well has cumulative production of approximately 2.5 Bcfe. The well is currently producing at a rate of approximately 4 MMcfe per day. The operator has converted an existing well bore within the project area into a water disposal well, and is planning to drill an offset development well (Wall#1) in the summer of 2006, depending on rig availability. We will participate for 19.16% working interest in the drilling of this development well based on our additional purchase of 5% working interest from the operator. The purchase calls for the Company to fund 6.66% of the drilling costs to casing point to earn the additional 5% working interest in the Wall #1 well and surrounding acreage. Wells drilled in this prospect are subject to a 50% net profits interest agreement with the Venus Exploration Trust.

     Tortuga Grande prospect, located in Smith County, Texas, was a project to test the productivity of the Cotton Valley Sand section. Due to a lack of commercial reservoir properties in the Cotton Valley section, the well was recompleted in the lower Rodessa section. Initial flow testing of the Rodessa indicated commercial production. The initial test rates were constrained by flow into a low pressure system, but yielded rates in excess of 750 Mcf per day with 40 plus barrels of associated condensate production at a flowing tubing pressure of 2200 psi. The well is currently being hooked up to a high pressure pipeline system for production to sales. It is anticipated that this activity will take a number of weeks and will result in improved production rates. Rodessa production, within 3 miles to the north and northeast of the Chisum location, has yielded cumulative production ranging up to 6.4 Bcfe per well. The Company is participating in the completion of the Rodessa with its 28.57% working interest, and PYR and its partners control approximately 9,800 acres of leasehold in the project. The Company anticipates drilling additional wells to fully exploit the Rodessa potential in the project area. We expect the next well to commence drilling sometime this summer.

     Merganser prospect, located in Leon County, Texas, targets Cotton Valley and Bossier sandstone reservoirs. In February 2006, we sold our interest in approximately 250 acres, in the prospect, for approximately $280,000.

     Bayou Duralde Project, located in Evangeline Parish, LA, is an exploration program to identify and drill potential gas reservoirs in Yegua/Cockfield channel complexes. PYR owns a 25% working interest in the project and controls, along with its partner, in excess of 3,000 net acres of leasehold. We will participate with a 15% cost bearing interest and have farmed out the remainder of our working interest. It is anticipated that the initial test well at Bayou Duralde will begin drilling operations in the spring of 2006.

     At the Wilburton Field in Latimer County, Oklahoma, the operator of the Scharff #3X well, a well in which we elected not to participate in the drilling of the well by going non-consent, recently notified us that the well had reached payout effective August 1, 2005. As a result, in the second quarter we recognized revenues for August 2005 through February 2006. The Scharff #5-1 well was recently drilled and completed in the Lower Atoka (Cecil) formation, which resulted in initial production rates of up to 54 MMcfe per day and is currently producing at an average rate in excess of 40 MMcfe per day. The Scharff #6-1 is currently undergoing completion activities in the Upper Cecil and is expected to be turned on to full sales shortly. The Scharff #7-1 has been permitted and is expected to begin drilling operations in mid-May. We have a 2.42 % working interest in these wells.

     Hansford Project, located in Hansford County of the Texas panhandle, is a development project at the southern end of the Houghton Embayment. Main producing horizons within the Hansford area include the upper and lower Morrow as well as the Chester. On December 20, 2005, the Company closed a strategic acquisition of additional interest in the Hansford project, from multiple private entities, for $1.78 million in cash. The acquisition of the Hansford County property allows us to consolidate our working interest and operations in a field which offers significant development drilling opportunities. The transaction, which has an effective date of December 1, 2005, includes externally estimated proved reserves of approximately 1.950 Bcfe, of which 86% of the reserves are classified as proved undeveloped. We own 100% working interest on the majority of the acreage, which includes two producing wells in addition to the recently drilled Lackey GU #2. The Lackey GU #2 has been completed and is currently flowing to sales as the well continues to clean up from fracture stimulation. The Lackey GU #1 has been recently worked over and is flowing back stimulation fluids and gas. Both wells are currently having artificial lift installed to increase flow back of both stimulation fluids and production rates. Currently the combined production from both wells, which we anticipate will continue to improve, is 600 Mcf per day. The Company owns 100% working interest in both the Lackey GU #1 and Lackey GU #2.

Other
-----

SAN JOAQUIN BASIN, CALIFORNIA

We continue to maintain our three prospects, Blizzard, Bulldog, and Wedge in this region. We plan to decide whether to drill, farm out, or sell our position in the near future.


Results of Operations

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

                                                              Three Months Ended
                                                                 February 28,       Increase (Decrease)
                                                              -------------------   --------------------
                                                                2006       2005      Amount     Percent
                                                              --------   --------   --------    --------
                                                        ($ in thousands, except for per unit prices and costs)
Operating Results:
Revenues
     Oil and gas production revenues                          $  2,069   $  1,196   $    873          73%
     Interest income                                                68         25         43         172%
Operating Expenses
     Lease operating expense                                       331        120        211         175%
     Production taxes, gathering and transportation expense        141         83         58          71%
     Net profits expense                                           320        233         87          38%
     Depletion, depreciation, amortization and accretion           509        173        336         194%
     General and administrative                                    584        498         86          17%
                                                              --------   --------   --------    --------
        Total operating expenses                              $  1,885   $  1,107   $    778          70%
Interest Expense                                              $     89   $     83   $      6           6%
Production Data:
     Natural gas (Mcf)                                         174,903     81,655     93,248         114%
     Oil (Bbls)                                                 13,550     14,369       (819)         (6%)
     Combined volumes (Mcfe)                                   256,203    167,869     88,334          53%
     Daily combined volumes (Mcfe/d)                             2,847      1,865        982          53%
Average Prices:
     Natural gas (per Mcf)                                    $   7.15   $   6.78   $   0.37           5%
     Oil (per Bbl)                                               60.41      44.69      15.72          35%
     Combined (per Mcfe)                                          8.08       7.12       0.96          13%
Average Costs (per Mcfe):
     Lease operating expense                                  $   1.29   $   0.72   $   0.57          79%
     Production taxes, gathering and transportation expense       0.55       0.49       0.06          12%
     Net profit expense                                           1.25       1.39      (0.14)        (10%)
     Depletion, depreciation, amortization and accretion          1.99       1.03       0.96          93%
     General and administrative                                   2.28       2.96      (0.68)        (23%)
     Interest Expense                                             0.35       0.50      (0.15)        (30%)

     The second quarter ended February 28, 2006 resulted in net income of $175,000 compared to a net income of $30,000 for the same quarter in 2005.

     Oil and Gas Revenues. Oil and gas revenues increased 73% to approximately $2.1 million for the three months ended February 28, 2006 from approximately $1.2 million for the same period in 2005 due to i) a 53% increase in production and ii) an increase in natural gas and oil prices of 5% and 35%, respectively. Average price increases added approximately $160,000 of oil and gas revenues while increases in average Mcfe production volumes added approximately $713,000 of oil and gas revenues. A six percent decrease in oil volumes was more than offset by increases in average gas production resulting from the development of existing properties. Two wells located in Texas and one in Oklahoma contributed 44% of the Company's oil and gas revenues, and 47% and 48% of the Company's natural gas and oil production, respectively. During the second quarter of fiscal 2006, the operator of the Scharff #3X-1 well located in Oklahoma notified the Company that the well had reached payout effective the first of August 2005. As a result of the payout, the Company's working interest in the well was placed into pay status. Because the Company did not receive notice of the payout until the first quarter had been reported, in addition to the actual second quarter revenues and production for the Scharff #3X-1 well, the Company recognized in the second quarter revenues of $247,000 from production of 25,600 Mcf for August through November 2005.

     Comparison of fiscal year 2006 first and second quarters production numbers
- Total net production for second quarter was 24% higher than the first quarter of fiscal 2006 production primarily due to production from the Scharff #3X-1 and the Scharff #5 wells located in Oklahoma and from the Lackey Gas Unit #2 located in Texas.

     Lease Operating Expenses. Our per unit of production lease operating expenses increased 79% from $0.72 per Mcfe in the second quarter of fiscal year 2005 to $1.29 for the same period in fiscal year 2006. This per unit of production increase is principally attributed to the addition of new wells with higher operating costs and additional costs incurred on two Texas wells for post-hurricane remedial maintenance. Total lease operating expenses increased 175% principally due to the addition of new producing wells and post-hurricane remedial maintenance.

     Production Taxes, Gathering and Transportation Expenses. Production taxes as a percentage of natural gas and oil revenues averaged 6.0% for the second quarter in fiscal year 2006 compared to 6.3% for the same quarter in fiscal year 2005. Production taxes are primarily based on wellhead values of production and vary across the different areas that our wells are located. The decrease in the average percent of natural gas and oil sales is attributed to increased production from locations with lower production tax rates. Total production taxes increased as a result of higher production revenues, due to increases in both production volumes and average prices. Gathering, transportation and other sales expenses increased by $13,000 in 2006 compared with the same period in 2005.

     Net Profits Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The amount of the Venus Trust net profits interest is either 25% or 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after an aggregate total of $3.3 million in net profits. The 38% increase in net profits expense for the second quarter ended February 28, 2006 compared with the same period in 2005 is attributed to development of wells subject to the net profits agreement and related increases in operating income from these wells. As of February 28, 2006, the Company has paid net profits expenses totaling approximately $1.5 million.

     Depletion, Depreciation, Amortization and Accretion Expense. Depletion, depreciation, amortization and accretion expense was $509,000 for the second quarter ended February 28, 2006 compared with $173,000 for the same period in the prior year. The increase is principally attributed to depletion expense which increased $334,000. Depletion expense increase is the result of a 53% increase in production volumes in the second quarter in fiscal year 2006 as compared to the same period in the prior year. The weighted average depletion rate for the Company's full cost pool increased from $0.98 per Mcfe in the second quarter of the prior year to approximately $1.95 per Mcfe in the second quarter of the current year. The rate increase is attributed to the inclusion of costs of certain impaired unevaluated properties in the amortizable base of the full cost pool. Under the full cost pool method of accounting, impairment costs of unevaluated properties, previously excluded from the amortizable base of the depletable full cost pool, are added to the full cost pool depletable base resulting in an increase in the depletion rate.

     General and Administrative Expenses. General and administrative expenses during the quarter ended February 28, 2006 increased by approximately $86,000 or 17% from the same period in 2005. The principal costs contributing to the increase were higher Texas franchise taxes associated with increased sales in Texas, higher office rent and Sarbanes-Oxley compliance costs. As a result of higher production volume levels, general and administrative costs per unit of production decreased from $2.96 per Mcfe in the second quarter of the prior year to $2.28 per Mcfe for the current period

     Interest Income. Interest income increased by $42,000 to $67,000 for the second quarter ended February 28, 2006 compared to the same period in 2005 principally due to higher cash and short-term investments balances. The increase in cash and short-term investment balances resulted primarily from the receipt of net proceeds from a private placement of our common stock in October 2005.

     Interest Expense. During the quarters ended February 28, 2006 and 2005, we recorded interest expense of $89,000 and $84,000, respectively. The interest expense, primarily associated with the Company's convertible notes due May 24, 2009, increased due to an increase in convertible note principal balances (resulting from adding previously accrued interest to the principal).


Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005

                                                                Six Months Ended
                                                                  February 28,         Increase (Decrease)
                                                              ---------------------   ----------------------
                                                                2006        2005       Amount       Percent
                                                              ---------   ---------   ---------    ---------
                                                          ($ in thousands, except for per unit prices and costs)
Operating Results:
Revenues
     Oil and gas production revenues                          $   4,072   $   2,278   $   1,794           79%
     Interest income                                                115          45          70          156%
Operating Expenses
     Lease operating expense                                        575         329         246           75%
     Production taxes, gathering and transportation expense         265         155         110           71%
     Net profits expense                                            580         355         225           63%
     Depletion, depreciation, amortization and accretion            866         217         649          298%
     General and administrative                                   1,087       1,009          78            8%
                                                              ---------   ---------   ---------    ---------
        Total operating expenses                              $   3,373   $   2,065   $   1,308    $      63%
Interest Expense                                                    188         168          20           12%
Production Data:
     Natural gas (Mcf)                                          305,147     144,712     160,435          111%
     Oil (Bbls)                                                  26,152      28,347      (2,195)          (8%)
     Combined volumes (Mcfe)                                    462,059     314,794     147,265           47%
     Daily combined volumes (Mcfe/d)                              2,553       1,739         814           47%
Average Prices:

     Natural gas (per Mcf)                                    $    8.17   $    6.91   $    1.26           18%
     Oil (per Bbl)                                                60.44       45.11       15.33           34%
     Combined (per Mcfe)                                           8.81        7.24        1.58           22%
Average Costs (per Mcfe):
     Lease operating expense                                  $    1.24   $    1.04   $    0.20           19%
     Production taxes, gathering and transportation expense        0.57        0.49        0.08           16%
     Net profit expense                                            1.25        1.13        0.12           11%
     Depletion, depreciation, amortization and accretion           1.87        0.69        1.18          171%
     General and administrative                                    2.35        3.21       (0.86)         (27%)
     Interest Expense                                              0.41        0.53       (0.12)         (23%)

     The first six months ended February 28, 2006 resulted in net income of $631,000 compared to a net income of $91,000 for the same period in 2005.

     Oil and Gas Revenues. Oil and gas revenues increased by approximately $1.8 million, or 79%, to approximately $4.1 million for the six months ended February 28, 2006 from approximately $2.3 million for the same period in 2005 due to i) a 47% increase in production and ii) to increases in natural gas and oil prices of 18% and 34%, respectively. Average price increases added approximately $496,000 of oil and gas revenues while increases in average Mcfe production volumes added approximately $1.3 million of oil and gas revenues. An eight percent decrease in oil volumes was more than offset by increases in average gas production resulting from the development of existing properties. Two wells located in Texas and one in Oklahoma contributed a majority (54%) of the Company's total oil and gas revenues, and 59% and 46% of the Company's natural gas production and oil production, respectively.

     Lease Operating Expenses. Our per unit of production lease operating expenses increased 19% from $1.04 per Mcfe in the first six months of fiscal year 2005 to $1.24 for the same period in fiscal year 2006. This per unit of production increase is principally attributed to increased operating expenses on new and existing wells. Total lease operating expenses increased 75% principally due to the higher per well operating expenses of the new wells added and additional costs incurred on two Texas wells for post-hurricane remedial maintenance.

     Production Taxes, Gathering and Transportation Expenses. Production taxes as a percentage of natural gas and oil revenues averaged 5.7% for the first six months of fiscal year 2006 compared to 6.3% for the same period in fiscal year 2005. Production taxes are primarily based on wellhead values of production and vary across the different areas that our wells are located. The decrease in the average percent of natural gas and oil sales is attributed to increased production from locations with lower production tax rates. Total production taxes increased as a result of higher production revenues, due to increases in both production volumes and average prices. Gathering, transportation and other sales expenses increased by $25,000 in 2006 compared with the same period in 2005.

     Net Profits Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") agreement arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The amount of the Venus Trust net profits interest is either 25% or 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after an aggregate total of $3.3 million in net profits. The 63% increase for the first six months of fiscal year 2006 compared with the same period in 2005 is attributed to development of wells subject to the net profits agreement and related increases in operating income from these wells.

     Depletion, Depreciation, Amortization and Accretion Expense. Depletion, depreciation, amortization and accretion expense was $866,000 for the first six months of fiscal year 2006 compared with $217,000 for the same period in the prior year. The increase is principally attributed to depletion expense which increased $785,000. Depletion expense increase is the result of a 47% increase in production volumes in the first six months fiscal year 2006 as compared to the same period in the prior fiscal year. The weighted average depletion rate for the Company's full cost pool increased from $0.63 per Mcfe in the first six months of the prior year to $1.83 per Mcfe in the first six months of the current year. The rate increase is attributed to the inclusion of costs of certain impaired unevaluated properties in the amortizable base of the full cost pool. Under the full cost pool method of accounting, impairment costs of unevaluated properties, previously excluded from the amortizable base of the depletable full cost pool, are added to the full cost pool depletable base resulting in an increase in the depletion rate.

     General and Administrative Expenses. General and administrative expenses during the first six months for the fiscal year 2006 increased by $79,000, or 8%, from the same period in 2005. Increases are primarily due to higher office rent, Texas franchise taxes, and Sarbanes-Oxley compliance costs. As a result of higher production volume levels, general and administrative costs per unit of production decreased from $3.21 per Mcfe in the first six months of the prior year to $2.35 per Mcfe for the current period

     Interest Income. Interest income increased by $70,000 to $115,000 for the first six months of fiscal year 2006 compared to the same period in 2005 principally due to higher average cash and short-term investments balances. The increase in cash and short-term investment balances resulted primarily from the receipt of net proceeds from a private placement of our common stock in October 2005.

     Interest Expense. During the six month period ended February 28, 2006 and 2005, we recorded interest expense of $188,000 and $168,000, respectively. The interest expense, principally associated with the Company's convertible notes due May 24, 2009, increased due to an increase in convertible note principal balances (resulting from adding previously accrued interest to the principal) and payment of $11,000 interest to the Venus Trust pertaining to net profits expense. The Company elected to pay accrued interest on the convertible notes of approximately $175,000 and $167,000 for the six months ended February 28, 2006 and 2005, respectively, by increasing the outstanding balance of the Convertible Notes.


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

     Property, Equipment and Depreciation:

     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs associated with acquisition, exploration and development activities, including costs of unsuccessful exploration, are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until those properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.

     Revenue Recognition:

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement. As of February 28, 2006, the Company has sold more than its entitlement by 11 MMcfs with a fair market value of approximately $105,000.


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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation", as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no effect on our financial position or results of operations for the six months ended February 28, 2006.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. We are required to adopt this Statement as of the beginning of our first fiscal year that begins after September 15, 2006, which for us will be the first quarter of fiscal 2008. The adoption of this Statement will have no effect on our financial position or results of operations.


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

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings

          On July 29, 2005, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Beaumont Division against Samson Lone Star Limited Partnership ("Samson") and Samson's parent company, Samson Resources Corp. The Company alleged in its complaint that Samson, the operator of a producing gas well in Jefferson County, Texas named the Sun Fee No. 1 Sidetrack Well (the "Sun Fee Well"), has breached its obligations to the Company, which owns interests in the property on which the Sun Fee Well is located, by joining, without authorization, the Sun Fee Well into a unit with other properties in which the Company has no interest, many of which are non-productive. Samson has a large interest in the properties that Samson has joined into the unit. Pursuant to Samson's proposed pooling configuration, the Company's working and overriding royalty interests in the Sun Fee Well would be reduced substantially. The Company believes that Samson has no legal or contractual right to reduce the Company's interests in this manner. The Company is seeking monetary damages for all payments due and owing to the Company based on the proper, undiluted interests in the property. On September 13, 2005, the Court entered a Preliminary Injunction ordering Samson to return the Company to pay status for the undisputed amounts upon which Samson had been paying the Company prior to the filing of the suit. On December 23, 2005, Samson filed a motion for summary judgment on the Company's claims, to which the Company filed its response on January 3, 2006, rigorously denying that Samson has grounds in law or fact for the requested relief. Further, on January 17, 2006, Samson filed a counterclaim for an unspecified overpayment to the Company, which was clarified by a subsequent filing on February 14, 2006, that it was disputing the unit interest originally attributed to the Company and now asserting that the Company's net revenue unit interest is approximately 4.7%. On March 28, 2006, the Court denied a motion by Samson to modify the present injunction to allow payment upon the lower amount. The Company has also filed additional claims against Samson for breach of contract or reformation of the certain assignment issued by Samson to the Company in April 2005 upon which Samson bases its present counterclaim. The outcome of the litigation will determine whether PYR's ownership in the Sun Fee Well consists of (a) the 5.7% net revenue interest (consisting of a 5.19% working and a 1.5% overriding royalty interest) that was formerly the portion that was not contested by Samson and represents the amount of the payments that Samson, as operator, has been paying PYR and that PYR has been recording in its financial statements; or (b) the 4.7% net revenue interest that Samson asserted in its February 14, 2006 filing; or (c) a net revenue interest higher than 5.7% as a result of the Company's prevailing on part or all of its claims that it owns an 8.33% working interest as well as an overriding royalty interest greater than 1.5%.

          Samson has informed the Company that it will dismiss the suit that it filed against the Company on August 22, 2005 in District Court for Jefferson County, Texas, 58th Judicial District seeking to enjoin or prevent the Company from drilling a planned well on the approximately 400-acre property directly east of the Sun Fee Well on the grounds that it, Samson, has the exclusive right to serve as operator to drill the proposed well. The Company holds a 100% interest in oil and gas leases that comprise 75% of the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces.

          On February 15, 2006, the Company filed a motion in the on-going bankruptcy proceeding involving Venus Exploration Company ("Venus") in the U.S. Bankruptcy Court for the Eastern District of Texas requesting that the Bankruptcy Court uphold its Order of April 9, 2004 approving the Company's purchase of Venus' remaining assets free and clear of any obligations under a pre-bankruptcy Operating Agreement between Venus and Trail Mountain Inc. ("Trail Mountain") that required Venus and Trail Mountain to offer each other participation in subsequently acquired oil and gas properties. The Company believes and has asserted in its motion that the pre-bankruptcy Operating Agreement was not listed among the contracts that were assigned to it under the sale in and under the approval of the Bankruptcy Court. Trail Mountain, along with two other parties, has filed an objection to the Company's motion asserting that the Company is obligated to offer an opportunity to Trail Mountain to share in the lease upon which the proposed well is to be drilled. If Trail Mountain is successful, it will lead to a potential 50% reduction in the Company's interest in the lease, but could also lead to a corresponding assignment of interests in properties acquired by Trail Mountain, including certain properties assigned to the Sidetrack Unit.

          The Company will continue to vigorously pursue and defend its rights with respect to the foregoing litigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The information required by this item was previously disclosed in our Current Reports on Form 8-K, filed on October 4, October 13, and October 26, 2005, respectively.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits


                                  Exhibit Index
--------------------------------------------------------------------------------
Number                               Description
--------------------------------------------------------------------------------
31 Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

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


       Signatures                         Title                        Date
       ----------                         -----                        ----

/s/ D. Scott Singdahlsen     President, Chief Executive Officer   April 14, 2006
--------------------------   and Chief Financial Officer
D. Scott Singdahlsen

/s/ Jane M. Richards         Principal Accounting Officer         April 14, 2006
--------------------------
Jane M. Richards