Form 10QSB
period 2006-05-31
PYR ENERGY CORP
filed 2006-07-17
CIK 1016289

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2006

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


          There were 37,993,259 shares of $.001 par value common stock outstanding on July 5, 2006.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                            3

              Balance Sheets - May 31, 2006 (Unaudited) and August 31, 2005   3

              Statements of Operations - Three and Nine months Ended
              May 31, 2006 and May 31, 2005 (Unaudited)                       4

              Statements of Cash Flows - Nine months Ended May 31, 2006
              and May 31, 2005 (Unaudited)                                    5

              Notes to Financial Statements                                   7

     Item 2.  Management's Discussion and Analysis or Plan of Operation      12

     Item 3.  Controls and Procedures                                        22

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              23

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    24

     Item 3.  Defaults Upon Senior Securities                                24

     Item 4.  Submission of Matters to a Vote of Security Holders            24

     Item 5.  Other Information                                              24

     Item 6.  Exhibits                                                       24

     Signatures                                                              25


ITEM 1. FINANCIAL STATEMENTS
                                 PYR ENERGY CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                          (in thousands, except per share data)

                                                                     May 31,   August 31,
                                                                      2006        2005
                                                                    --------    --------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                             $  7,238    $  2,934
   Accounts receivable                                                 2,090       1,742
   Prepaid expenses and other current assets                              78          59
                                                                    --------    --------
      Total current assets                                             9,406       4,735
                                                                    --------    --------

PROPERTY AND EQUIPMENT
   Oil and gas properties under full cost, net                        18,682      13,242
   Furniture and equipment, net                                           44          29
                                                                    --------    --------
                                                                      18,726      13,271
                                                                    --------    --------
OTHER ASSETS
   Deferred financing costs and other assets                              30          80
                                                                    --------    --------
TOTAL ASSETS                                                        $ 28,162    $ 18,086
                                                                    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $    232    $     89
   Amounts due oil and gas property owners                                46           2
   Accrued net profits interest payable                                  319       1,287
   Other accrued liabilities                                             659         376
   Asset retirement obligation                                           904         904
                                                                    --------    --------
      Total current liabilities                                        2,160       2,658
                                                                    --------    --------

LONG TERM LIABILITIES
   Convertible notes                                                   7,310       6,958
   Asset retirement obligation                                           344         293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized 1,000,000 shares;
            issued and outstanding - none                               --          --
   Common stock, $.001 par value; authorized 75,000,000 shares;
            issued and outstanding -  37,993,259 at 05/31/06 and
            31,640,259 shares at 8/31/05                                  38          32
   Capital in excess of par value                                     51,293      43,294
   Accumulated deficit                                               (32,983)    (35,149)
                                                                    --------    --------
      Total stockholders' equity                                      18,348       8,177
                                                                    --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 28,162    $ 18,086
                                                                    ========    ========


                     See notes to consolidated financial statements.


                                               PYR ENERGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                    May 31,                        May 31,
                                                         ----------------------------    ----------------------------
                                                             2006            2005            2006            2005
                                                         ------------    ------------    ------------    ------------
                                                                (in thousands, except share and per share data)
REVENUES
   Gas and oil production revenues                       $      3,703    $      1,637    $      7,775    $      3,915
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES

   Lease operating expenses                                       299             180             874             514
   Production taxes, gathering and transportation                 243             104             508             254
   Net profits interest expense                                   125             283             705             638
   Depletion, depreciation, amortization and accretion            942             251           1,808             469
   Impairment of oil and gas properties                          --               580            --               580
   General and administrative                                     530             488           1,618           1,497
                                                         ------------    ------------    ------------    ------------
        Total operating expenses
                                                                2,139           1,886           5,513           3,952
                                                         ------------    ------------    ------------    ------------


INCOME (LOSS) FROM OPERATIONS                                   1,564            (249)          2,262             (36)

OTHER INCOME (EXPENSE)
   Interest and other income                                       64              27             182              81
   Interest (expense)                                             (91)            (86)           (278)           (254)
   Other (expense)                                                 (2)             (7)           --               (14)
                                                         ------------    ------------    ------------    ------------
        Total other income (expense)
                                                                  (29)            (66)            (96)           (187)
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $      1,535    $       (315)   $      2,166    $       (223)
                                                         ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                                 $       0.04    $      (0.01)   $        .06    $      (0.01)
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
              BASIC                                        37,945,585      31,616,772      37,092,127      31,582,213
              DILUTED                                      38,486,234      31,616,772      37,697,023      31,582,213



                                   See notes to consolidated financial statements.


                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months Ended May 31,
                                                          -------------------------
                                                               2006        2005
                                                             --------    --------
                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $ 2,166    $  (223)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
   Depletion, depreciation, amortization and accretion          1,808        469
   Impairment of oil and gas properties                          --          580
   Amortization of financing costs                                  2          2
   Interest expense converted into debt                           352        335
   Stock option issued for director service                      --           15
   Stock option expense for non-qualifying options issued          10       --
Changes in current assets and liabilities

   Increase in accounts receivable                               (348)    (1,885)
   (Increase) decrease in prepaids and other current assets       (18)        16
   (Decrease) increase in accounts payable                       (144)       122
   Increase in amounts due oil and gas property owners             44       --
   (Decrease) increase in net profits interest liability         (968)       638
   Increase in accrued liabilities                                283         49
                                                              -------    -------
         Net cash provided by operating activities              3,187        137
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions of furniture and equipment                           (24)       (11)
   Additions to oil and gas properties                         (7,300)    (3,034)
   Proceeds from exercise of exploration options                 --          750
   Proceeds from sale of  properties                              398         49
                                                              -------    -------
         Net cash used in investing activities                 (6,926)    (2,246)
                                                              -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                         8,157       --
     Proceeds from exercise of stock options                       33         42
     Offering costs                                              (177)      --
     Other                                                         30       --
                                                              -------    -------
         Net cash provided by financing activities              8,043         42
                                                              -------    -------

NET INCREASE (DECREASE) IN CASH                                 4,304     (2,067)

BEGINNING CASH                                                  2,934      6,038
                                                              -------    -------

ENDING CASH                                                   $ 7,238    $ 3,971
                                                              =======    =======


                 See notes to consolidated financial statements.

                                        5

                             PYR ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


SUPPLEMENTAL CASH FLOW INFORMATION:
                                                               Nine months Ended
                                                                    May 31,
                                                               -----------------
                                                                2006      2005
                                                               -------   -------
                                                                  (Unaudited)

Cash paid for interest and income taxes                            $--       $--

Non-cash financing activities:
         Net increase in payables for capital expenditures         287       475
         Debt issued for interest                                  352       335
         Asset retirement obligation increase                       29        14















                 See notes to consolidated financial statements.

                             PYR ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                                  May 31, 2006
                                   (Unaudited)


     The accompanying interim financial statements of PYR Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the operating results for the entire year.

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


                                                 Three Months Ended     Nine Months Ended
                                                       May 31,                 May 31,
                                                 -------------------    -------------------
                                                   2006       2005        2006       2005
                                                 --------   --------    --------   --------
     Numerator:
          Numerator for basic and diluted
            earnings per share - income (loss)
            available to common stockholders     $  1,535   $   (315)   $  2,166   $   (223)
     Denominator:
          Denominator for basic earnings
            per share -weighted average
            shares outstanding                     37,946     31,617      37,092     31,582
          Effect of dilutive securities -
            stock options and warrants                540       --           605       --
                                                 --------   --------    --------   --------
          Denominator for diluted
            earnings per common share              38,486     31,617      37,697     31,582
                                                 ========   ========    ========   ========

     Basic  and diluted earnings (loss)
       per common share                          $   0.04   $  (0.01)   $   0.06   $  (0.01)
                                                 ========   ========    ========   ========


     Share Based Compensation - In October 1995, the Financial Accounting
     Standards Board issued Statement of Financial Accounting Standards No. 123,
     Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to account for our employee stock compensation plans as prescribed under APB
     25. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, our net income and income per share for the quarters and nine months ended May 31, 2006 and 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

                                                 Three Months Ended    Nine Months Ended
                                                       May 31,               May 31,
                                                   2006       2005       2006       2005
                                                 -------    -------    -------    -------

     Net income (loss) as reported               $ 1,535    $  (315)   $ 2,166    $  (223)
     Deduct total compensation cost determined
     under the fair value base method for all
     awards                                          (87)       (83)      (405)      (249)
                                                 -------    -------    -------    -------

     Pro forma net income (loss)                 $ 1,448    $  (397)   $ 1,761    $  (472)
                                                 =======    =======    =======    =======

     Net pro forma income (loss) per share:
        As reported - Basic and Dilutive         $  0.04    $ (0.01)   $  0.06    $ (0.01)
                                                 =======    =======    =======    =======
        Pro forma - Basic and Dilutive           $  0.04    $ (0.01)   $  0.05    $ (0.01)
                                                 =======    =======    =======    =======


                                        8

     The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                          May 31, 2006         May 31, 2005
                                          ------------         ------------

          Expected option life-years            5                    5-10
          Risk-free interest rate          4.38 - 4.5%           3.3 - 4.0%
          Dividend yield                         0.00%                0.00%
          Volatility                     48.9 - 51.83%             57 - 83%


     Reclassification - Certain reclassifications have been made to the May 31, 2005 financial statements to conform to the May 31, 2006 presentation. Such reclassifications had no effect on net income.

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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation", as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no effect on our financial position or results of operations for the nine months ended May 31, 2006.

2.   STOCKHOLDERS' EQUITY

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

          Samson has withdrawn its prior statement that it would dismiss the suit that it filed against the Company on August 22, 2005 in District Court for Jefferson County, Texas, 58th Judicial District seeking to enjoin or prevent the Company from drilling a planned well on the approximately 400-acre property directly east of the Sun Fee Well on the grounds that it, Samson, has the exclusive right to serve as operator to drill the proposed well. The Company holds a 100% interest in oil and gas leases that comprise the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces. The trial court has taken under consideration PYR's motion for summary dismissal of this suit.

          On February 15, 2006, the Company filed a motion in the on-going bankruptcy proceeding involving Venus Exploration Company ("Venus") in the U.S. Bankruptcy Court for the Eastern District of Texas requesting that the Bankruptcy Court uphold its Order of April 9, 2004 approving the Company's purchase of Venus' remaining assets free and clear of any obligations under a pre-bankruptcy Operating Agreement between Venus and Trail Mountain Inc. ("Trail Mountain") that required Venus and Trail Mountain to offer each other participation in subsequently acquired oil and gas properties. The Company believes and has asserted in its motion that the pre-bankruptcy Operating Agreement was not listed among the contracts that were assigned to it under the sale in and under the approval of the Bankruptcy Court. Trail Mountain has filed an adversary proceeding against the Company requesting that the Bankruptcy Court find that the pre-bankruptcy Operating Agreement was still effective and that the Company is obligated to offer an opportunity to Trail Mountain to share in the lease upon which the proposed well is to be drilled. If Trail Mountain is successful, it will lead to a potential 50% reduction in the Company's interest in the lease, but could also lead to a corresponding assignment of interests in properties acquired by Trail Mountain, including certain properties assigned to the Sidetrack Unit.

          The Company will continue to vigorously pursue and defend its rights with respect to the foregoing litigations.

4.   PROPERTY ACQUISITION AND DIVESTITURES

          In December 2005, we acquired additional working interests in the Hansford project, located in Hansford County of the Texas panhandle, from multiple private entities for $1.7 million. The acquisition includes 1.95 Bcf of estimated proved reserves of which 86% are undeveloped and 2,265 acres of leasehold. Following this acquisition, we own 100% working interest on a majority of the acreage which includes three producing wells and a well that has been drilled, cased and is awaiting completion.

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


Overview

     PYR Energy Corporation (referred to as "PYR," the "Company," "we," "us" and "our") is an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves. Our current focus is on the Rocky Mountain, Texas and Oklahoma Panhandle, East Texas and Gulf Coast regions.

Liquidity and Capital Resources

     Our primary sources of liquidity historically have been from sale of our common stock, issuance of convertible notes, and net cash provided by operating activities. Our primary use of capital has been for the acquisition, development, and exploration of oil and natural gas properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production is highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. At May 31, 2006, we had approximately $7.2 million in working capital and cash of $7.2 million.

Cash Flow from Operating Activities
-----------------------------------

     Net cash provided by operating activities was $3.2 million and $137,000 for the nine months ended May 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities was substantially due to the increase in production revenues, net of increases in expenses. See "Results of Operations" for discussion of changes in revenues and expenses. Non-cash charges increased principally due to higher depreciation, depletion and amortization associated with increased production and higher depletion rates. Changes in current assets and liabilities decreased cash flow from operations by approximately $1.2 million and $1.1 million in the nine months ended May 31, 2006 and 2005, respectively. The decrease in current assets and liabilities for the current period is principally attributed to increases in accounts receivable and a decrease in net profits interest liability resulting from payments made. Decreases in the nine month period in 2005 are attributed to increases in accounts receivable.

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

Capital Expenditures
--------------------

     Our capital expenditures approximated $7.3 million and $3.0 million for the nine months ended May 31, 2006 and 2005, respectively. The total for the current nine month period includes principally $4.2 million for drilling, development, exploration and exploitation, $1.7 million for the purchase of additional working interest in properties located in Hansford County, Texas and $1.4 million for leasehold costs including capitalized litigation costs incurred related to our Nome project. Drilling costs for the current period were incurred principally on three wells located in Texas, the Chisum #1 well and the Lackey Gas Unit #1 and #2, and on the exploratory Duck Federal #1-30 well located in Wyoming.

     During the nine months ended May 31, 2005, we received $750,000 for a non-refundable option fee from Suncor Energy Natural Gas America, Inc. ("SENGAI") pursuant to an Exploration Option Agreement between the Company and SENGAI covering our Rogers Pass exploration project in the foothills of west-central Montana.

     We anticipate our capital budget for the year ended August 31, 2006 will be approximately $11.0 million of which $7.3 million has been incurred through the third quarter for fiscal year 2006 and will be used for a diverse portfolio of development and exploration wells in our core areas of operation.

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

     It is anticipated that the continuation and future development of our business will require additional, and possibly substantial, capital expenditures. We have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the fiscal year ending August 31, 2006 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, cash on hand and the results of our activities. We anticipate spending approximately $11.0 million, of which $7.3 million has been spent through the third quarter of 2006, on exploration and development activities during our fiscal year ending August 31, 2006. To limit capital expenditures, we intend to form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

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

Off-Balance Sheet Financing

     The Company has no off-balance sheet financing arrangements at May 31, 2006.

Summary of Development and Exploration Projects

     Our development, exploration, and acquisition activities are focused primarily in select areas of the Rocky Mountains, Texas and Oklahoma Panhandle, East Texas and the Gulf Coast. A number of these projects offer multiple drilling opportunities with individual wells having the potential of encountering multiple reservoirs.

     The following is an update of our production and exploration areas and significant projects. While actively pursuing specific production and exploration activities in each of the following areas, we continually review additional acquisition opportunities in these core areas and in other areas that meet our production and exploration criteria. For the month of May, 2006, the latest time frame in which we have complete data, PYR's net production averaged
5.0 MMcfe per day.


Rocky Mountain Exploration
--------------------------

     Mallard Project. At the Mallard project in Uinta County, Wyoming, the Duck Federal #1-30 well is currently flowing on a 13/64" choke, with current July production averaging 4.5 MMcf per day of gas, 85 barrels of associated condensate, and 305 barrels of water. Within the past month the well has undergone production logging and a bottom hole pressure survey. Results of the tests indicate that water production has decreased significantly in the well since initial production in mid-March (around 1200 to 1500 barrels per day at that time). Analysis of the recent logging and pressure survey is being used to design production tubing to be installed with the intent to stabilize and enhance flow rates, as the well continues to experience an unstable slugging flow performance through the 7" casing. We anticipate that tubing will be installed within the next couple weeks. The Company owns a 28.75% working interest in the well and surrounding acreage, and believes there are additional PUD locations to drill within its acreage position. The Duck Federal #1-30 represents a development well within the giant Whitney Canyon-Carter Creek Field complex, which has produced over 2.1 TCF to date.

     It is anticipated that PYR and the working interest partners will acquire approximately 23 square miles of 3D seismic data in order to better delineate additional drilling opportunities in the area. The field surveying for the 3D has been recently completed, and barring delays, we anticipate that acquisition of the seismic should be complete by September 1.

     In addition, PYR and the working interest partners are studying the feasibility of re-entering and sidetracking the now-abandoned UPRC #25-1 well, located approximately 2000' north of the Duck Federal. This well encountered the Mission Canyon approximately 400' high to the Duck Federal #1-30, but failed to penetrate the main porosity zone due to steep dips. As a result, it produced only around 587 MMcf and 5000 barrels condensate prior to being plugged and abandoned. PYR and its partners believe economic reserves can be found within the porosity zones, accessible via a sidetrack.

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

     Montana Foothills Project. Following the plugging and abandonment of the Flesher Pass exploratory well in August 2005, the Company re-evaluated the exploration prospects associated with its undeveloped acreage in the project and elected to release most of its undeveloped acreage position. As a result, all remaining acreage positions will expire by August 1, 2006. As previously stated, the Company wrote down all of its costs in the amortizable base of the full cost pool in its first quarter, ended November 30th, 2005.

Texas and Gulf Coast Exploration
--------------------------------

     Nome Field was discovered in 1994, and our interpretation of subsequently acquired 3D seismic over the field indicates the presence of numerous undeveloped fault blocks. Multiple structural closures and associated bright spot locations have been identified at Nome based on the 3D seismic. One such location resulted in the Sun Fee GU #1-ST well (the "Sun Fee Well"), which was drilled in 2004 and commenced production in June 2005 from the upper Yegua and averaged approximately 19 MMcfe per day. The well continues to produce at a steady average rate of 12.8 MMcfe/day (8.9 MMcf/day and 625 BO/day). At the end of May 2006 the well had cumulative production of approximately 9.9 Bcfe. When the well reached payout on October 13, 2004, PYR was placed in pay status as a working interest participant in the well. Based on pooling of lands into the Sun Fee Gas Unit by the operator, our current net revenue interest in the well and associated lands is 5.7%, consisting of a 5.19% working interest with a 1.5% overriding royalty interest. We and our partners control approximately 4,200 acres of gross leasehold acres in the project.

     We are currently in litigation with the operator of the Sun Fee Well, Samson Lone Star L.P. ("Samson"), concerning, among other matters, Samson's pooling of certain lands into the production unit and corresponding reduction in PYR's working interest. The outcome of the litigation will determine whether PYR owns a 5.7% net revenue interest, consisting of a 5.19% working interest and 1.5% overriding royalty interest, as arises from Samson's unit pooling and as PYR has reported on its financial and operating statements to date, or a 4.7% net revenue interest as has been asserted by Samson, or a higher working interest and an overriding royalty interest, in the Sun Fee well, as PYR believes it is entitled to. If the outcome of the litigation determines that PYR's net revenue interest is 4.7%, the Company's oil and gas revenues for the period of October 2004 through May 31, 2006 totaling approximately $4.2 million would be reduced by approximately $680,000 and the Company would be required to pay a similar amount to Samson.

     Both our revenues and costs associated with the production from the Sun Fee Well, as well as our costs incurred on the Nome Project, are subject to the net profits interest agreement we hold with Venus Exploration Trust ("Trust"). The net profits interest agreement arose out of our acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The net profit interest under the agreement varies from 25% to 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after payout of a total of $3.3 million in net profits proceeds has been paid to the Trust. The amount of net profits interest liability recognized over time is subject to fluctuation, because both revenues and costs associated with production from any wells and other costs incurred on the designated exploration and exploitation project areas will increase or decrease over a given period of time.

     We may drill a well (Tindall #1), offsetting by approximately 1600 feet the Sun Fee GU #1-ST, in 2006 subject to drilling rig availability, industry partners and the status of the Samson lawsuit. We calculate our working interest in the Tindall #1 well to be 100%, although we anticipate that other parties may dispute this amount. Samson Lone Star L.P. ("Samson") filed a lawsuit seeking a judicial declaration of Samson's exclusive right to operate the Tindall well and injunctive relief enjoining the Company from continuing its drilling operations or serving as operator.

     Samson has sent an AFE for the proposed drilling of the Nome-Long #1 exploratory well, which is located to the southeast of the Sun Fee #1 well. PYR is currently evaluating this proposal and the Company's working interest would be 8.33% should it elect to participate in the drilling of the well.

     Cotton Creek prospect, located in Jefferson County, Texas, is adjacent to the Nome project. The prospect is located approximately one mile west of the productive Sun Fee #1 well in the same structural fault block. PYR owns a 50% working interest in the project and controls with its partner approximately 500 acres of leasehold. It is anticipated that an initial test well will be drilled in late 2006. PYR intends to retain approximately 25% working interest in the well and intends to farmout the remainder of its interest to an industry partner. Wells drilled in this prospect are subject to a 25% net profits interest agreement, reducing to 12.5% after the NPI reaches payout, with the Venus Exploration Trust.

     Madison prospect, At the Madison project in the northern part of the Constitution Field, located in Jefferson County, Texas, the Maness Gas Unit #1 well has undergone a work-over to replace production tubing damaged by corrosion and scaling. The work-over began in mid-May, and as a result of difficulties in removal of the existing production tubing, the well was shut-in for a protracted time frame. The well is currently back on production recovering working fluids and load, and it is expected that the well will return to sales in August 2006. At the time of shut-in for the work-over, the Maness GU#1 had cumulative production of 2.6 Bcfe (since mid-August 2004) and was averaging gross production of approximately 400 BO/day and 1.5 MMcf/day (3.9 MMcfe/day). The Company has a 12.5% working interest in the Maness Gas Unit #1 well.

     The drilling of the Wall #1 well, a PUD location offsetting the Maness GU#1 well, should commence in the next few days. We will participate for 17.5% working interest in the drilling of this development well, which includes our additional purchase of 5% working interest from the operator. The purchase calls for the Company to fund 6.66% of the drilling costs to casing point to earn the additional 5% working interest in the Wall #1 well and surrounding acreage. Wells drilled in this prospect are subject to a 50% net profits interest agreement, reducing to 25% after the NPI reaches payout with the Venus Exploration Trust.

     Tortuga Grande prospect, At the Tortuga project in Smith County, Texas, the Chisum #1 well has been completed in the lower Rodessa section and is currently flowing to sales. As reported earlier, the initial test rates were constrained by flow into a low pressure system and as a result the well was tied into a high pressure system on May 26th. Currently, the well is producing at 1 MMcf per day with 53 barrels of associated condensate production. Rodessa production, within 3 miles to the north and northeast of the Chisum location, has yielded cumulative production ranging up to 6.4 Bcfe per well. Additional drilling locations to fully exploit the Rodessa potential in the project area have been identified and it is expected that approximately 25 square miles of 3D seismic data will be acquired to better delineate the additional drilling opportunities. The Company owns a 28.57% working interest in the Chisum well and surrounding acreage. PYR and its partners control approximately 9,800 acres of leasehold in the project.

     Bayou Duralde Project is located in Evangeline Parish, Louisiana. The Fontenot # 1 exploration well was spud on May 12th and reached a total depth of 10,650 feet on June 6th. Based on log and core analysis, casing has been set to total depth and completion is underway. The first Yegua/Cockfield (CF-5) zone has been perforated, and is currently being tested. PYR is participating with a 15% working interest before payout and 17.5% after payout in the project, and along with its partners, controls approximately 3000 acres of leasehold. Wells drilled in this prospect are subject to a 25% net profits interest agreement, reducing to 12.5% after the NPI reaches payout, with the Venus Exploration Trust.

     West Westbury prospect, located in Jefferson County, Texas, targets Yegua sand reservoirs. The prospect, based on 3D seismic amplitude, is located approximately 1.5 miles to the southwest of a high productivity well completed to Yegua sand reservoirs in October of 2004. This analog well, located in the same fault block, has cumulative production, through April, 2006 of 21.9 Bcfe and has produced on average 46 MMcfe per day. PYR owns 100% of the prospect and is currently marketing a portion of this prospect to industry partners.

     At the Wilburton Field in Latimer County, Oklahoma, the Scharff #7-1 commenced drilling operations in the first week of June and is currently drilling ahead below 14,000 feet measured depth toward a target depth of approximately 15,000 feet. It is expected that the Scharff #7-1 will reach total depth in the next few days, and will be evaluated before commencement of completion and stimulation activities. An AFE to drill the Scharff #8-1 has been received from the operator and the Company has approved its participation in the drilling of the new well. It is expected the Scharff #8-1 will begin drilling operations once the #7-1 has completed drilling. The Scharff #6-1 was recently placed on sales, and due to completion and fracture stimulation problems is currently producing at a rate of approximately 6 MMcfe per day. The Scharff #5-1 well, drilled and completed in 2005, had initial production rates of up to 54 MMcfe per day, and is currently producing at an average rate in excess of 39 MMcfe per day. The Company owns a 2.42% working interest in these wells.

     Hansford Project, located in Hansford County of the Texas panhandle, is a development project at the southern end of the Houghton Embayment. Main producing horizons within the Hansford area include the upper and lower Morrow as well as the Chester. On December 20, 2005, the Company closed a strategic acquisition of additional interest in the Hansford project, from multiple private entities, for $1.78 million in cash. The acquisition of the Hansford County property allows the Company to consolidate working interest and operations in a field which offers significant development drilling opportunities. The transaction, which has an effective date of December 1, 2005, includes externally estimated `Total Proved' reserves of approximately 1.950 Bcf, of which 86% of the reserves are classified as `Proved Undeveloped'. PYR owns 100% working interest on the majority of the acreage, which includes two producing wells. The Company plans to drill two additional PUD locations in the future.

Other
-----

SAN JOAQUIN BASIN, CALIFORNIA

     The Company continues to maintain its three prospects, Blizzard, Bulldog, and Wedge in this region. PYR will decide to drill, farm out, or sell its position in the future.

Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005

     The third quarter ended May 31, 2006 resulted in net income of $1.5 million compared to a net loss of $315,000 for the same quarter in 2005.

                                                               Three Months Ended
                                                                     May 31,            Increase (Decrease)
                                                              ---------------------   -----------------------
                                                                2006         2005      Amount        Percent
                                                              ---------   ---------   ---------     ---------
                                                           ($ in thousands, except for per unit prices and costs)
Operating Results:
Revenues
     Gas production revenues                                  $   2,461   $     748   $   1,713           229%
     Oil production revenues                                        987         888          99            11%
     Natural gas liquids revenues                                   169           1         168           100%
     Other products                                                  86        --            86           100%
                                                              ---------   ---------   ---------
        Total revenues                                        $   3,703   $   1,637   $   2,066           126%

Operating Expenses

     Lease operating expense                                        299         180         119            66%
     Production taxes, gathering and transportation expense         243         104         139           134%
     Net profits expense                                            125         283        (158)          (56%)
     Depletion, depreciation, amortization and accretion            942         251         691           275%
     Impairment of oil and gas properties                          --           580        (580)         (100%)
     General and administrative                                     530         488          42             9%
                                                              ---------   ---------   ---------     ---------
        Total operating expenses                              $   2,139   $   1,886   $     253            13%
Interest Expense                                              $      91   $      86   $       5             6%
Production Data:
     Natural gas (Mcf)                                          331,207     104,033     227,174           218%
     Oil (Bbls)                                                  16,138      17,455      (1,317)           (8%)
     Natural gas liquids (Bbls)                                   5,747          27       5,720           100%
     Combined volumes (Mcfe)                                    462,517     208,925     253,592           121%
     Daily combined volumes (Mcfe/d)                              5,027       2,271       2,756           121%
Average Prices:
     Natural gas (per Mcf)                                    $    7.43   $    7.19   $    0.24             3%
     Oil (per Bbl)                                                61.15       50.86       10.29            20%
     Natural gas liquids (per Bbl)                                29.45       40.64      (11.19)          (28%)
     Combined (per Mcfe)                                           8.01        7.84        0.17             2%
Average Costs (per Mcfe):
     Lease operating expense                                  $    0.65   $    0.86   ($   0.21)          (24%)
     Production taxes, gathering and transportation expense        0.52        0.50        0.02             4%
     Net profit expense                                            0.27        1.36       (1.09)          (80%)
     Depletion, depreciation, amortization and accretion           2.04        1.20        0.84            70%
     General and administrative                                    1.15        2.34       (1.19)          (51%)
     Interest Expense                                              0.20        0.41       (0.21)          (51%)


     Oil and Gas Revenues. Oil and gas revenues increased 126% to approximately
$3.7 million for the three months ended May 31, 2006 from approximately $1.6 million for the same period in 2005 due to i) a 121% increase in production and

                                       17

ii) a 2% increase in average Mcfe prices. Average price increases added approximately $35,000 of revenues while increases in average Mcfe production volumes added approximately $2.1 million of revenues. An increase of natural gas liquids (NGLs) production of 5,720 Bbls, principally from the Duck Federal #1-30 well, offset a 1,317 Bbl decline in oil production. Production increases were attributed to the development of three Scharff wells located in Oklahoma, the addition of production from an exploratory well located in Wyoming, the Duck Federal #1-30 and increased production from existing wells. The Duck Federal #1-30 well also generated revenues of approximately $86,000 from the sale of sulfur.

     Comparison of fiscal year 2006 second and third quarters production numbers
- Total net production for third quarter was 81% higher than the second quarter of fiscal 2006 production primarily due to production from the Scharff #5 and Scharff #6 wells located in Oklahoma and from the Duck Federal #1-30 well located in Wyoming. Average prices increased in the third quarter by a nominal 2% over the second quarter.

     Lease Operating Expenses. Our per unit of production lease operating expenses decreased 25% from $0.86 per Mcfe in the third quarter of fiscal year 2005 to $0.65 for the same period in fiscal year 2006. This per unit of production decrease is principally attributed to higher production volumes from existing wells and lower per unit operating costs on new wells. Total lease operating expenses increased 66% principally due to the addition of new producing wells.

     Production Taxes, Gathering and Transportation Expenses. Production taxes as a percentage of natural gas and oil revenues were virtually unchanged at approximately 5.7% for the third quarter in fiscal year 2006 compared to the same quarter in fiscal year 2005. Production taxes are primarily based on wellhead values of production and vary across the different areas that our wells are located. Total production taxes increased $117,000, or 123%, over the same period in 2005 as a result of higher production revenues, attributed to increased production volumes. Gathering, transportation and other sales expenses increased by $22,000 in 2006 compared with the same period in 2005.

     Net Profits Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The amount of the Venus Trust net profits interest is either 25% or 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after an aggregate total of $3.3 million in net profits. The 56% decrease in net profits expense for the third quarter ended May 31, 2006 compared with the same period in 2005 is attributed principally to lower net revenues and higher operating costs associated with the wells subject to the net profits obligation and to increased litigation costs associated with the dispute with Samson (see Note 2 to the financial statements). As of May 31, 2006, the Company has paid net profits expenses totaling $1.7 million.

     Depletion, Depreciation, Amortization and Accretion Expense. Depletion, depreciation, amortization and accretion expense was $942,000 for the third quarter ended May 31, 2006 compared with $251,000 for the same period in the prior year. The increase is principally attributed to depletion expense which increased $686,000. Depletion expense increase is the result of a 121% increase in production volumes in the third quarter in fiscal year 2006 as compared to the same period in the prior year. The weighted average depletion rate for the Company's full cost pool increased from $1.17 per Mcfe in the third quarter of the prior year to approximately $2.01 per Mcfe in the third quarter of the current year. The rate increase is attributed to the inclusion of costs of certain impaired unevaluated properties in the amortizable base of the full cost pool and additional costs, principally capitalized legal costs associated with the Nome prospect, for which no additional reserves have been added. Under the full cost pool method of accounting, impairment costs of unevaluated properties, previously excluded from the amortizable base of the depletable full cost pool, are added to the full cost pool depletable base resulting in an increase in the depletion rate.

     General and Administrative Expenses. General and administrative expenses during the quarter ended May 31, 2006 increased by approximately $42,000 or 9% from the same period in 2005. The principal costs contributing to the increase were higher Texas franchise taxes associated with increased sales in Texas. As a result of higher production volume levels, general and administrative costs per unit of production decreased from $2.34 per Mcfe in the third quarter of the prior year to $1.15 per Mcfe for the current period

     Interest Income. Interest income increased by $38,000 to $64,000 for the third quarter ended May 31, 2006 compared to the same period in 2005 principally due to higher cash and short-term investments balances. The increase in cash and short-term investment balances resulted primarily from the receipt of net proceeds from a private placement of our common stock in October 2005.

     Interest Expense. During the quarters ended May 31, 2006 and 2005, we recorded interest expense of $91,000 and $86,000, respectively. The interest expense, primarily associated with the Company's convertible notes due May 24,

2009, increased due to an increase in convertible note principal balances (resulting from adding previously accrued interest to the principal). In May 2006, the Company elected to pay accrued interest due on the convertible notes of approximately $176,500 by increasing the outstanding balance of the Convertible Notes.

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005

     The first nine months ended May 31, 2006 resulted in net income of $2.2 million compared to a net loss of $223,000 for the same period in 2005.

                                                                Nine Months Ended
                                                                      May 31,           Increase (Decrease)
                                                              ---------------------   -----------------------
                                                                 2006        2005      Amount        Percent
                                                              ---------   ---------   ---------     ---------
                                                           ($ in thousands, except for per unit prices and costs)
Operating Results:
Revenues
     Gas production revenues                                  $   4,953   $   1,748   $   3,205           183%
     Oil production revenues                                      2,563       2,159         404            19%
     Natural gas liquids revenues                                   173           8         165           100%
     Other products                                                  86        --            86           100%
                                                              ---------   ---------   ---------     ---------
        Total revenues                                        $   7,775   $   3,915   $   3,860            99%
Operating Expenses
     Lease operating expense                                        874         514         360            70%
     Production taxes, gathering and transportation expense         508         254         254           100%
     Net profits expense                                            705         638          67            10%
     Depletion, depreciation, amortization and accretion          1,808         469       1,339           286%
     Impairment of oil and gas properties                          --           580        (580)         (100%)
     General and administrative                                   1,618       1,497         121             8%
                                                              ---------   ---------   ---------     ---------
        Total operating expenses                              $   5,513   $   3,952   $   1,561            39%
Interest Expense                                              $     278   $     254   $      24             9%
Production Data:
     Natural gas (Mcf)                                          636,352     248,743     387,609           156%
     Oil (Bbls)                                                  42,157      44,846      (2,689)           (6%)
     Natural gas liquids (Bbls)                                   5,880         280       5,600          2000%
     Combined volumes (Mcfe)                                    924,574     519,499     405,075            78%
     Daily combined volumes (Mcfe/d)                              3,387       1,903       1,484            78%
Average Prices:
     Natural gas (per Mcf)                                    $    7.78   $    7.03   $    0.75            11%
     Oil (per Bbl)                                                60.79       48.15       12.64            26%
     Natural gas liquids (per Bbl)                                29.55       29.00         .55             2%
     Combined (per Mcfe)                                           8.41        7.54        0.87            12%
Average Costs (per Mcfe):
     Lease operating expense                                  $    0.95   $    0.99   ($   0.04)           (4%)
     Production taxes, gathering and transportation expense        0.55        0.49        0.06            12%
     Net profit expense                                            0.76        1.23       (0.47)          (38%)
     Depletion, depreciation, amortization and accretion           1.96        0.90        1.06           118%
     General and administrative                                    1.75        2.88       (1.13)          (39%)
     Interest Expense                                              0.30        0.49       (0.19)          (39%)


     Oil and Gas Revenues. Oil and gas revenues increased by approximately $3.9 million, or 99%, to approximately $7.8 million for the nine months ended May 31, 2006 from approximately $3.9 million for the same period in 2005 due to i) a 78% increase in production and ii) a 22% increase in average price per Mcfe. Average

                                       19

price increases added approximately $453,000 of revenues while increases in average Mcfe production volumes added approximately $3.4 million of revenues. An increase of natural gas liquids (NGLs) production of 5,600 Bbls, principally from the Duck Federal #1-30 well, offset a 2,689 Bbl decrease in oil production. Other product revenues are comprised of revenues from the sale of sulfur produced in Wyoming. Production increases resulted from the development and addition of production from four Scharff wells located in Oklahoma and the Lackey #2 well located in Texas, the addition of production from the Duck Federal #1-30, an exploratory well located in Wyoming and increased production from existing wells.

     Lease Operating Expenses. Our per unit of production lease operating expenses decreased 4% from $0.99 per Mcfe in the first nine months of fiscal year 2005 to $0.95 for the same period in fiscal year 2006. This per unit of production decrease is principally attributed to higher production volumes from existing wells and lower per unit operating costs on new wells. Total lease operating expenses increased 70% principally due to the addition of new producing wells.

     Production Taxes, Gathering and Transportation Expenses. Production taxes as a percentage of natural gas and oil revenues averaged 5.7% and 6.1% for the first nine months of fiscal years 2006 and 2005, respectively. Production taxes are primarily based on wellhead values of production and vary across the different areas that our wells are located. The decrease in the average percent of natural gas and oil sales is attributed to increased production from locations with lower production tax rates. Total production taxes increased $206,000, or 86%, over the same period in 2005 as a result of higher production revenues attributed to increased production volumes. Gathering, transportation and other sales expenses increased by $47,000 in 2006 compared with the same period in 2005.

     Net Profits Expense. The net profits interest agreement with Venus Exploration Trust ("Trust") arose out of the acquisition of properties from Venus Exploration Inc. ("Venus") in May 2004. The amount of the Venus Trust net profits interest is either 25% or 50% with respect to different Venus exploration and exploitation project areas, and decreases by one-half of its original amount after an aggregate total of $3.3 million in net profits. The 10% increase for the first nine months of fiscal year 2006 compared with the same period in 2005 is attributed to increased net operating profits from wells subject to the net profits agreement, offset, in part, by capital development costs and litigation expenses associated with the Nome prospect. As of May 31, 2006, the Company has paid net profits expenses totaling $1.7 million.

     Depletion, Depreciation, Amortization and Accretion Expense. Depletion, depreciation, amortization and accretion expense was $1.8 million for the first nine months of fiscal year 2006 compared with $469,000 for the same period in the prior year. The increase is principally attributed to depletion expense which increased $1.3 million. Depletion expense increase is the result of a 78% increase in production volumes in the first nine months of fiscal year 2006 as compared to the same period in the prior fiscal year. The weighted average depletion rate for the Company's full cost pool increased from $0.86 per Mcfe in the first nine months of the prior year to $1.92 per Mcfe in the first nine months of the current year. The rate increase is attributed to the inclusion of costs of certain impaired unevaluated properties in the amortizable base of the full cost pool and additional costs, principally capitalized legal costs associated with the Nome prospect, for which no additional reserves have been added. Under the full cost pool method of accounting, impairment costs of unevaluated properties, previously excluded from the amortizable base of the depletable full cost pool, are added to the full cost pool depletable base resulting in an increase in the depletion rate.

     General and Administrative Expenses. General and administrative expenses during the first nine months for fiscal year 2006 increased by $121,000, or 8%, from the same period in 2005. Increases are primarily due to higher office rent and Texas franchise taxes. As a result of higher production volume levels, general and administrative costs per unit of production decreased from $2.88 per Mcfe in the first nine months of the prior year to $1.75 per Mcfe for the current period

     Interest Income. Interest income increased by $108,000 to $179,000 for the first nine months of fiscal year 2006 compared to the same period in 2005 principally due to higher average cash and short-term investments balances. The increase in cash and short-term investment balances resulted primarily from the receipt of net proceeds from a private placement of our common stock in October 2005.

     Interest Expense. During the nine month period ended May 31, 2006 and 2005, we recorded interest expense of $278,000 and $254,000, respectively. The interest expense, principally associated with the Company's convertible notes due May 24, 2009, increased due to an increase in convertible note principal balances (resulting from adding previously accrued interest to the principal) and payment of $11,000 interest to the Venus Trust pertaining to net profits expense. The Company elected to pay accrued interest on the convertible notes of approximately $352,000 and $335,000 for the nine months ended May 31, 2006 and 2005, respectively, by increasing the outstanding balance of the Convertible Notes.

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

     Property, Equipment and Depreciation:

     We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs associated with acquisition, exploration and development activities, including costs of unsuccessful exploration and legal costs incurred to defend the Company's revenue interest in the Nome prospect, are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until those properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation based on the estimated present value of discounted future net cash flows from proved reserves. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.

     Revenue Recognition:

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement. As of May 31, 2006, the Company has sold more than its entitlement by 12 MMcfs with a fair market value of approximately $82,000.

     Deferred Tax allowance:

     As of May 31, 2006, the Company has a substantial deferred tax asset, consisting principally of tax loss carryforwards valued at approximately $15.3 million. This deferred tax asset is fully offset by a deferred tax allowance as the Company continues to believe it is more likely than not that such asset will be realized due to the historical uncertainty in the volatility of oil and gas prices, the industry in general and past historical losses. The Company continues re-evaluate this estimate.

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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation", as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no effect on our financial position or results of operations for the nine months ended May 31, 2006.


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

     Samson has withdrawn its prior statement that it would dismiss the suit that it filed against the Company on August 22, 2005 in District Court for Jefferson County, Texas, 58th Judicial District seeking to enjoin or prevent the Company from drilling a planned well on the approximately 400-acre property directly east of the Sun Fee Well on the grounds that it, Samson, has the exclusive right to serve as operator to drill the proposed well. The Company holds a 100% interest in oil and gas leases that comprise of the approximately 400-acre parcel on which it is planning to drill a gas well to the same reservoir from which the Sun Fee Well produces. The trial court has taken under consideration PYR's motion for summary dismissal of this suit.

     On February 15, 2006, the Company filed a motion in the on-going bankruptcy proceeding involving Venus Exploration Company ("Venus") in the U.S. Bankruptcy Court for the Eastern District of Texas requesting that the Bankruptcy Court uphold its Order of April 9, 2004 approving the Company's purchase of Venus' remaining assets free and clear of any obligations under a pre-bankruptcy Operating Agreement between Venus and Trail Mountain Inc. ("Trail Mountain") that required Venus and Trail Mountain to offer each other participation in subsequently acquired oil and gas properties. The Company believes and has asserted in its motion that the pre-bankruptcy Operating Agreement was not listed among the contracts that were assigned to it under the sale in and under the approval of the Bankruptcy Court. Trail Mountain has filed an adversary proceeding against the Company requesting that the Bankruptcy Court find that the pre-bankruptcy Operating Agreement was still effective and that the Company is obligated to offer an opportunity to Trail Mountain to share in the lease upon which the proposed well is to be drilled. If Trail Mountain is successful, it will lead to a potential 50% reduction in the Company's interest in the lease, but could also lead to a corresponding assignment of interests in properties acquired by Trail Mountain, including certain properties assigned to the Sidetrack Unit.

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

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on June 22, 2006:

     The stockholders voted to re-elect David Kilpatrick, D. Scott Singdahlsen, Bryce W. Rhodes and Dennis Swenson to continue as directors of the Company. A total of 25,155,827 votes were represented with respect to this matter, with voting on each specific nominee as follows:

                                                                BROKER
                              FOR       AGAINST    WITHHELD    NON-VOTES
                              ----      -------    --------    ---------
     David Kilpatrick      23,885,744      0       1,270,083       -
   D. Scott Singdahlsen    23,868,586      0       1,287,241       -
      Bryce W. Rhodes      23,900,744      0       1,255,083       -
      Dennis Swenson       23,886,044      0       1,269,783       -

     A proposal to approve the adoption of a 2006 stock incentive plan under which a maximum of 4,000,000 shares of the Company's common stock could be issued to employees, directors and other persons selected to receive equity-based compensation awards. A total of 15,314,131 votes were represented with a total of 10,492,267 (69%) shares voting for the proposal, 4,787,338 shares voting against the proposal, and 34,526 shares abstaining from voting.

     A proposal to ratify the sale as part of the October 2005 private placement of 20,000 shares of common stock to a trust controlled by Kenneth R. Berry, Jr. our Vice President of Land and currently Corporate Secretary and 50,000 shares of common stock to an entity controlled by Mr. Berry. A total of 15,314,131 votes were represented with a total of 13,715,261 (90%) shares voting for the proposal, 1,552,957 shares voting against the proposal, and 45,913 shares abstaining from voting.

     A proposal to ratify the selection of Hein & Associates LLP as our Certified Public Accountants was approved by the stockholders. A total of 25,155,827 votes were represented with a total of 23,070,923 (92%) shares voting for the proposal, 2,062,856 shares voting against the proposal, and 22,048 shares abstaining from voting.


Item 5. Other Information
     None

Item 6. Exhibits


                                  Exhibit Index
--------------------------------------------------------------------------------

     Number                           Description
-------------- -----------------------------------------------------------------
31 Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Signatures                         Title                         Date
------------------------     -------------------------------       -------------

/s/ D. Scott Singdahlsen     President, Chief Executive Officer    July 17, 2006
------------------------     and Chief Financial Officer
D. Scott Singdahlsen

/s/ Jane M. Richards         Principal Accounting Officer          July 17, 2006
------------------------
Jane M. Richards